Form 10-Q
period 2025-03-31
Copley Acquisition Corp
filed 2025-06-13
CIK 2045473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 001-42196

Copley Acquisition Corp

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 4005-4006, 40/F, One Exchange Square

8 Connaught Place, Central, Hong Kong

(Address of principal executive offices, including zip code)

+852 2861 3335

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-half of one redeemable warrant	COPLU	The New York Stock Exchange
Class A ordinary shares, par value $0.0001 per share	COPL	The New York Stock Exchange
Warrants, each whole warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share	COPLW	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☒ Yes   ☐ No

As of June 13, 2025, the registrant had a total of 17,422,500 Class A ordinary shares, $0.0001 par value, issued and outstanding and 5,750,000 Class B ordinary shares, $0.001 par value, issued and outstanding.

COPLEY ACQUISITION CORP

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical facts, including statements regarding our future results of operations and financial position, our business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” of our Prospectus dated April 30, 2025 and in any subsequent filing we make with the SEC, as well as in any documents incorporated by reference that describe risks and factors that could cause results to differ materially from those projected in these forward-looking statements.

Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements or events and circumstances reflected in the forward-looking statements will occur. We are under no duty to update any of these forward-looking statements after completion of this Quarterly Report on Form 10-Q to conform these statements to actual results or revised expectations.

ii

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

COPLEY ACQUISITION CORP

COPLEY ACQUISITION CORP
CONDENSED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Non-Current Assets
Deferred offering costs	$418,728	$436,025
Total Assets	$418,728	$436,025

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current Liabilities
Accrued expenses	$285,411	$407,039
Due to related party	251,803	72,773
Total Current Liabilities	537,214	479,812
Total Liabilities	537,214	479,812

Commitments and Contingencies (Note 6)
Shareholder’s Deficit
Preference shares, $0.0001 par value; 1,500,000 shares authorized; none issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value; 150,000,000 shares authorized; none issued or outstanding	-	-
Class B ordinary shares, $0.0001 par value; 15,000,000 shares authorized; 5,750,000 shares issued and outstanding(1)	575	575
Additional paid-in capital	24,425	24,425
Accumulated deficit	(143,486)	(68,787)
Total Shareholder’s Deficit	(118,486)	(43,787)
TOTAL LIABILITIES AND SHAREHOLDER’S DEFICIT	$418,728	$436,025

(1)	Includes 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 7). On May 2, 2025, the Company consummated its Initial Public Offering and sold 17,250,000 Units, including 2,250,000 Units sold pursuant to the full exercise of the underwriters’ option to purchase additional Units to cover the over-allotment, hence the 750,000 Class B ordinary shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

COPLEY ACQUISITION CORP

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2025

(Unaudited)

General and administrative expenses	$74,699
Net Loss	$(74,699)
Weighted average Class B ordinary shares outstanding, basic and diluted(1)	5,000,000
Basic and diluted net loss per Class B ordinary share	$(0.01)

(1)	Excludes 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 7). On May 2, 2025, the Company consummated its Initial Public Offering and sold 17,250,000 Units, including 2,250,000 Units sold pursuant to the full exercise of the underwriters’ option to purchase additional Units to cover the over-allotment, hence the 750,000 Class B ordinary shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

COPLEY ACQUISITION CORP

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER’S DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2025

(Unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares(1)		Additional Paid-in	Accumulated	Total Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2025	-	$-	5,750,000	$575	$24,425	$(68,787)	$(43,787)
Net loss	-	-	-	-	-	(74,699)	(74,699)
Balance – March 31, 2025 (Unaudited)	-	$-	5,750,000	$575	$24,425	$(143,486)	$(118,486)

(1)	Includes 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 7). On May 2, 2025, the Company consummated its Initial Public Offering and sold 17,250,000 Units, including 2,250,000 Units sold pursuant to the full exercise of the underwriters’ option to purchase additional Units to cover the over-allotment, hence the 750,000 Class B ordinary shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

COPLEY ACQUISITION CORP

CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2025

(Unaudited)

Cash flows from Operating Activities:
Net loss	$(74,699)
Adjustment to reconcile net loss to net cash used in operating activities:
Accrued expenses	74,699
Net cash used in operating activities	-

Net change in cash	-
Cash - Beginning of period	-
Cash - End of period	$-

Supplemental disclosures of cash flow information:
Deferred offering costs included in accrued expenses	$64,875
Deferred offering costs paid by related party	$47,578
Accrued expenses paid by related party	$131,452

The accompanying notes are an integral part of these unaudited condensed financial statements.

COPLEY ACQUISITION CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

NOTE 1. ORGANIZATION AND BUSINESS OPERATIONS

Copley Acquisition Corp (the “Company”) is an exempted company with limited liability incorporated under the laws of the Cayman Islands on November 26, 2024. The Company was formed for the purpose of effectuating a merger, shares exchange, asset acquisition, shares purchase, reorganization, or other similar business combination with one or more target businesses, which we refer to individually as a “target business” (the “Business Combination”).

The Company’s efforts to identify a prospective target business will not be limited to a particular industry or geographic location but will initially focus in the Asia Pacific and North American regions. The Company executive officers and directors are located in Hong Kong, with significant ties to Hong Kong and, to a lesser degree, the People’s Republic of China, Hong Kong, Taiwan and Macau, collectively referred to as “PRC”. Further, due to the fact that most of the Company’s executive officers and directors are located in or have significant ties to the PRC, it may make the Company a less attractive partner to certain potential target businesses, outside the PRC, than a non-PRC related Special Purpose Acquisition Company (“SPAC”). However, the Company will not undertake its initial Business Combination with any company being based in or having a majority of its operations in the PRC. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2025, the Company had not yet commenced any operations. All activity for the period from November 26, 2024 (inception) through March 31, 2025 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering, which will be held in the Trust Account for potential redemption of the Public Shares (as described below). The Company has selected December 31 as its fiscal year end.

The Company’s founder and sponsor is Copley Acquisition Sponsors, LLC (the “Sponsor”).

Financing

The registration statement for the Company’s Initial Public Offering was declared effective on April 30, 2025. On May 2, 2025, the Company consummated the Initial Public Offering of 17,250,000 units including 2,250,000 additional public units as the underwriters’ over-allotment option was exercised in full (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $172,500,000 (see Note 3).

Simultaneously with the consummation of the Initial Public Offering and the sale of the Units, the Company consummated the private placement (“Private Placement”) of 555,893 units including 56,250 additional private placement units as the underwriters’ over-allotment option was exercised in full (the “Private Placement Units”) to the Sponsor, at a price of $10.00 per unit for the first 67,500 Private Placement Units purchased and at a price of $7.00 per unit for the remaining 488,393 Private Placement Units purchased, generating total proceeds of $4,093,750, which is described in Note 4.

Transaction costs amounted to $8,257,998, consisting of $2,156,295 of cash underwriting fees, $5,175,000 of deferred underwriting fees which will be paid on the consummation of an initial Business Combination, $322,575 for the fair value of the Representative Shares (see Note 6) and $604,128 of other offering costs.

Upon the closing of the Initial Public Offering and the Private Placement, $173,362,500 ($10.05 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and held in cash. The funds in our operating account and our Trust Account will be held in banks and other financial institutions and will be invested or held only in either (i) U.S. government treasury obligations with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations, (ii) uninvested cash or (iii) an interest-bearing bank demand deposit account or other accounts at a bank until the earliest of (i) the completion of an initial Business Combination, (ii) the redemption of Public Shares if the Company is unable to complete an initial Business Combination within the completion window, subject to applicable law, and (iii) the redemption of Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to modify the substance or timing of obligation to redeem 100% of Public Shares if the Company has not consummated an initial Business Combination within the completion window or with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of creditors, if any, which could have priority over the claims of public shareholders.

NYSE rules require that we must complete one or more Business Combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the income earned on the Trust Account) at the time of our signing a definitive agreement in connection with our initial business combination. Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent entity that commonly renders valuation opinions. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects.

The Company will provide holders of its Public Shares with the opportunity to redeem all or a portion of their Public Shares upon the completion of the Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination (regardless of whether they vote for or against the proposed business combination or do not vote at all) or (ii) by means of a tender offer.

All of the sold as part of the units in the Company’s initial public offering contain a redemption feature which allows for the redemption of such Public Shares in connection with liquidation, if there is a shareholder vote or tender offer in connection with initial business combination, and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association (as may be amended and restated from time to time). In accordance with SEC guidance on redeemable equity instruments, redemption provisions not solely within the control of a company require ordinary shares subject to redemption to be classified outside of permanent equity. Accordingly, all of the Public Shares are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. Given that the Class A ordinary shares sold as part of the units in the offering were issued with other freestanding instruments, the initial carrying value of Class A ordinary shares classified as temporary equity were the allocated proceeds determined in accordance with ASC 470-20. The accretion or remeasurement is recognized as a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Each public shareholder may elect to redeem their Public Shares without voting and, if they do vote, irrespective of whether they vote for or against the proposed transaction. In addition, initial shareholders, directors and officers have entered into a letter agreement, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and Public Shares held by them in connection with the completion of a Business Combination.

The Company has determined not to have a minimum net tangible asset requirement to consummate any Business Combination which could be subject to Rule 419 promulgated under the Securities Act (defined in Note 2). Moreover, if the Company seeks to consummate an initial Business Combination with a target business that imposes any type of working capital closing condition or requires the Company to have a minimum amount of funds available from the Trust Account upon consummation of such initial Business Combination, its net tangible asset threshold may limit the Company’s ability to consummate such initial Business Combination (as the Company may be required to have a lesser number of shares redeemed) and may force the Company to seek third party financing which may not be available on terms acceptable to the Company or at all. As a result, the Company may not be able to consummate such an initial Business Combination and the Company may not be able to locate another suitable target within the applicable time period, if at all.

Business Combination

The Company will have until 18 months from the closing of the Initial Public Offering (which can be extended two times, each by an additional three months, for a total completion time of up to 24 months) (the “Completion Window”). However, if the Company is unable to complete its initial Business Combination within the Completion Window, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less taxes payable and up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of its remaining shareholders and its board of directors, liquidate and dissolve, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to its redeemable Public Warrants and Private Placement Warrants, which will expire worthless if the Company fails to complete its initial Business Combination within the Completion Window.

Going Concern Consideration

As of March 31, 2025, the Company had a working capital deficit of $537,214. Although the Company successfully closed its Initial Public Offering on May 2, 2025, the proceeds available outside of the Trust Account are insufficient to provide sufficient liquidity to fund ongoing operations. The Company has incurred and expects to continue to incur significant costs as a publicly traded company, to evaluate business opportunities, and to close on a Business Combination. Such costs will be incurred prior to generating any operating revenues. In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements—Going Concern,” management had determined that the Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the condensed financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

To address this uncertainty, the Company is currently evaluating several options to improve its liquidity position. These include raising additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors, and Sponsor may, but are not obligated to, provide working capital loans to the Company in such amounts and on such terms as they may determine in their sole discretion. However, there is no assurance that the Company will be able to obtain such additional financing on commercially acceptable terms, if at all.

If the Company is unable to secure additional funding, it may be required to take measures to conserve liquidity, which could include, but are not limited to, curtailing operations, suspending the pursuit of a potential Business Combination, and reducing overhead expenses.

There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful within the Completion Window. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of Management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on May 1, 2025, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on May 8, 2025. The interim results for the three months ended March 31, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with those of another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Warrant Instruments

The Company will account for the Public Warrants issued in connection with the Initial Public Offering and the Private Placement Warrants issued in the Private Placement in accordance with the guidance contained in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and will classify the warrant instruments under equity treatment at their assigned values. There were no Public Warrants or Private Warrants outstanding as of March 31, 2025 or December 31, 2024.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash and cash equivalents as of March 31, 2025 or December 31, 2024.

Deferred Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Deferred offering costs consist of legal, accounting, and other costs (including underwriting discounts and commissions) incurred through the balance sheet date that are directly related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. Offering costs allocated to the Class A ordinary shares will be charged to temporary equity and offering costs allocated to the Public Warrants and Private Placement Warrants will be charged to shareholder’s deficit as the Public Warrants and Private Placement Warrants, after management’s evaluation, will be accounted for under equity treatment. As of March 31, 2025 and December 31, 2024, the Company had deferred offering costs of $418,728 and $436,025, respectively.

Net Loss per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding Class A ordinary shares subject to forfeiture. As of March 31, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the period presented.

Fair Value Measurements

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

The Company applies ASC 820, which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are to be developed based on the best information available in the circumstances.

●	Level 1—Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities.

●	Level 2—Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as direct or indirect observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

●	Level 3—Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that is included in the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2025 or December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

There is currently no taxation imposed on income by the government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s condensed financial statements.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares will contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote in connection with certain amendments to the Company’s amended and restated memorandum and articles of association, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company will classify Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company will recognize changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company will recognize the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, upon completion of the Initial Public Offering, Class A ordinary shares subject to possible redemption will be presented at redemption value as temporary equity, outside of the shareholder’s deficit section of the Company’s condensed balance sheets.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed balance sheets as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Recent Accounting Standards

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the CODM, as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on November 26, 2024, the date of its incorporation. See Note 8 for disclosures.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, which was consummated on May 2, 2025, the Company sold 17,250,000 Units (including underwriters’ over-allotment exercise of 2,250,000 Units) at a purchase price of $10.00 per Unit, generating gross proceeds of $172,500,000 to the Company which was placed in a trust account (the “Trust Account”). Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant (“Public Warrant”). Each whole warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The underwriters have exercised their over-allotment option on consummation of the Initial Public offering to purchase 2,250,000 additional Units to cover over-allotments.

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the consummation of the Initial Public Offering and the sale of the Units, the Company consummated the private placement (“Private Placement”) of 555,893 units including 56,250 additional private placement units as the underwriters’ over-allotment option was exercised in full (the “Private Placement Units”) to the Sponsor, at a price of $10.00 per unit for the first 67,500 Private Placement Units purchased and at a price of $7.00 per unit for the remaining 488,393 Private Placement Units purchased, generating total proceeds of $4,093,750. Each Private Placement Unit entitles the holder thereof to one Class A ordinary share and one-half of one redeemable warrant (“Private Placement Warrant”) to purchase one Class A ordinary share at $11.50 per share.

Each Private Placement Unit is identical to the Units sold in the Initial Public Offering, except that it is not redeemable, transferable, assignable or salable by the Sponsor until 30 days after the completion of its initial Business Combination, except (a) in each case, to any members of the Sponsor, officers or directors of the Company or the Sponsor or the Sponsor’s members, any affiliates or family members of any of officers or directors of the Company or the Sponsor or the Sponsor’s members, any members or partners of the Sponsor or the Sponsor’s members or any affiliates of the Sponsor or the Sponsor’s members or the Sponsor’s partner including any employees of such affiliates; (b) in the case of an individual, by gift to a member of the individual’s immediate family or to a trust, the beneficiary of which is a member of the individual’s immediate family or an affiliate of such person, or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of the individual; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) in the case of a trust, by distribution to one or more permissible beneficiaries of such trust; (f) by private sales or transfers made in connection with any forward purchase agreement or similar arrangement, in connection with an extension of the completion window or in connection with the consummation of a Business Combination at prices no greater than the price at which the securities were originally purchased; (g) to the Company for no value for cancellation in connection with the consummation of the initial Business Combination; (h) in the event of the Company’s liquidation prior to the completion of its initial Business Combination; (i) by virtue of the laws of the State of Delaware, the Sponsor’s limited liability company agreement, upon dissolution of the Sponsor; or (j) in the event that, subsequent to the consummation of an initial Business Combination, the Company completes a liquidation, merger, share exchange or other similar transaction which results in all of shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property; provided, however, that in the case of clauses (a) through (f) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions and the other restrictions contained in the letter agreement.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On December 3, 2024, the Sponsor purchased 5,750,000 Class B ordinary shares (the “Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.004 per share. The Sponsors collectively own, on an as-converted basis, 25% of the Company’s issued and outstanding Public Shares and Founder Shares after the Initial Public Offering.

The Founder Shares are identical to the Class A ordinary shares included in the Units sold in the Initial Public Offering, except that:

●	the Founder Shares are subject to certain transfer restrictions;

●	the Founder Shares holders have the exclusive right to vote, prior to the initial Business Combination, on the appointment or removal of the members of the board of directors; and

●	the Founder Shares are entitled to registration rights.

The initial shareholders, Sponsor, officers and directors have entered into a letter agreement, pursuant to which they have agreed to (i) waive their redemption rights with respect to any Founder Shares and public shares they hold in connection with the completion of an initial Business Combination, (ii) waive their redemption rights with respect to any Founder Shares and public shares they hold in connection with a shareholder vote to approve an amendment to the amended and restated memorandum and articles of association to modify the substance or timing of the Company’s obligation to redeem 100% of its public shares if the Company has not consummated an initial Business Combination within the completion window or with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, and (iii) waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if the Company fails to complete an initial Business Combination within the completion window.

The Founder Shares will automatically convert into Class A ordinary shares in connection with the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Company’s initial public offering and related to or in connection with the closing of the initial Business Combination, the ratio at which Class B ordinary shares convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the issued and outstanding Class B ordinary shares agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 25% of the sum of (i) the Founder Shares and public shares issued and outstanding upon the completion of the Company’s initial public offering (including any public shares issued pursuant to the exercise of the underwriters’ over-allotment option), plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon the conversion or exercise of any equity-linked securities issued or deemed issued, in connection with the closing of the Initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent units issued to the Sponsor or any of its affiliates or to officers or directors upon conversion of working capital loans and extension loans made) minus (iii) any Class A ordinary shares redeemed by public shareholders in connection with an initial Business Combination and any Class A ordinary shares redeemed by public shareholders in connection with any amendment to the Company’s amended and restated memorandum and articles of association made prior to the consummation of an initial Business Combination (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with an initial Business Combination or to redeem 100% of the Company’s public shares if it does not complete an initial Business Combination within the completion window or (B) with respect to any other material provisions relating to the rights of holders of Class A ordinary shares or pre-Business Combination activity; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis. The foregoing is subject to adjustment (unless otherwise provided in the definitive agreement for the initial Business Combination) for share subdivisions, share dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided in the prospectus.

With certain limited exceptions, the Founder Shares are not transferable, assignable or saleable (except to officers and directors and other persons or entities affiliated with the Sponsor, each of whom will be subject to the same transfer restrictions) until the earlier of (i) 180 days after the completion of the initial Business Combination; or (ii) subsequent to the initial Business Combination (x) if the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share dividends, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 90 days after the initial Business Combination or (y) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the public shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Promissory Note – Related Party

On December 3, 2024, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $700,000. On April 18, 2025, the Promissory Note was amended and restated, resulting in a reduction of the maximum aggregate principal amount to $525,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2025, or (ii) the consummation of the Initial Public Offering. As of March 31, 2025 and December 31, 2024, there were no amounts outstanding under the Promissory Note. After borrowing under the Promissory Note, the loans will be repaid upon completion of the Initial Public Offering out of the offering proceeds not held in the Trust Account.

On May 2, 2025, the $251,803 balance due to the Sponsor was transferred into the Promissory Note. On May 30, 2025, $105,194 of these borrowings were repaid using proceeds not held in the Trust Account, resulting in a balance of $146,609, which was transferred into a Working Capital Loan on June 12, 2025. Following the repayment and transfer, the Promissory Note was settled in full, and no further borrowings are permitted under its terms.

Due to Related Party

The Sponsor paid certain formation, operating and deferred offering costs on behalf of the Company. These amounts are due on demand and non-interest bearing. During the period from November 26, 2024 (inception) through March 31, 2025, the Sponsor paid $276,803 on behalf of the Company, of which $25,000 was paid in exchange for the issuance of Founder Shares. As of March 31, 2025 and December 31, 2024, the amount due to the related party was $251,803 and $72,773, respectively. On May 2, 2025, the $251,803 balance due to the Sponsor was transferred into the Promissory Note.

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain officers and directors may, but are not obligated to, loan the Company funds as may be required, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion (“Working Capital Loans”). In addition, the Sponsor or an affiliate of the Sponsor or certain officers and directors may loan the Company funds of up to $3,450,000 (assuming the underwriters exercise their over-allotment option, and no public shares have been redeemed at the time of each extension) to cover the cost of extension options to allow additional time to complete an initial Business Combination (“Extension Loans”). Such Working Capital Loans and Extension Loans may be convertible into units at a price of $7.00 per unit at the option of the lender at the time of the Business Combination. The units would be identical to the Private Placement Units and include one-half of one private warrant (each a “Working Capital Warrant” or “Extension Warrant”, respectively). If the Company does not complete an initial Business Combination, the Working Capital Loans and Extension Loans would be repaid out of funds not held in the Trust Account, and only to the extent available. Except for the foregoing, the terms of such Working Capital Loans and Extension Loans by the Sponsor or its affiliates, or officers and directors, if any, have not been determined and no written agreements exist with respect to such loans (except as disclosed below). As of March 31, 2025 and December 31, 2024, no Working Capital Loans or Extension Loans were outstanding.

On June 12, 2025, the Company entered into a Working Capital Loan with the Sponsor, pursuant to which the Company may borrow up to $450,000. The Working Capital Loan is non-interest bearing and matures on the earlier of (i) the date on which the Business Combination is consummated and (ii) the Company’s liquidation and is subject to conversion into units (as disclosed above). On June 12, 2025, the $146,609 balance on the Promissory Note was transferred into the Working Capital Loan.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, Private Placement Units and units that may be issued upon conversion of loans made by the Sponsor or an affiliate of the Sponsor or certain officers and directors, and their permitted transferees, will have registration rights to require to register a sale of any of securities held by them (in the case of the Founder Shares, only after conversion to Class A ordinary shares) pursuant to a registration rights agreement that was signed prior to the effective date of the Initial Public Offering. These holders will be entitled to make up to three demands, excluding short form registration demands, to register such securities for sale under the Securities Act. In addition, these holders will have “piggyback” registration rights to include such securities in other registration statements filed by the Company and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

On May 2, 2025, the underwriters exercised their over-allotment option in full to purchase 2,250,000 additional Units at the Initial Public Offering price, less the underwriting discounts and commissions.

The underwriters were entitled to a cash underwriting discount of $0.15 per Unit, or $2,587,500 in the aggregate, paid upon the closing of the Initial Public Offering. In addition, the underwriters are entitled to a deferred fee of $0.30 per Unit, or $5,175,000 in the aggregate. The deferred underwriting fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Additionally, the Company issued 172,500 Class A ordinary shares to the underwriters, for no cash consideration at the closing of the Initial Public Offering as representative shares (the “Representative Shares”). The Representative Shares are deemed to be underwriters’ compensation by Financial Industry Regulatory Authority (“FINRA”) pursuant to FINRA Rule 5110. In addition, the underwriters have agreed to (i) not transfer, assign or sell any such shares without the Company’s written consent until the completion of Company’s initial Business Combination, (ii) to waive their redemption rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of the initial Business Combination, and (iii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if the Company does not complete the initial Business Combination within the Completion Window.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,500,000 preference shares, $0.0001 par value per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 150,000,000 Class A ordinary shares, $0.0001 par value per share. As of March 31, 2025 and December 31, 2024, there were no Class A ordinary shares issued or outstanding. As a result of Initial Public Offering on May 2, 2025, the Company issued 17,250,000 Class A ordinary shares subject to possible redemption. Simultaneously, the Company consummated the sale of 555,893 Private Placement Units, each of which entitles the holder thereof to one Class A ordinary share, and issued 172,500 Class A ordinary shares to the underwriters.

Class B Ordinary Shares — The Company is authorized to issue 15,000,000 Class B ordinary shares, $0.0001 par value per share. As of March 31, 2025 and December 31, 2024, there were 5,750,000 Class B ordinary shares issued and outstanding.

Prior to the initial Business Combination, only holders of the Class B ordinary shares will have the right to vote on the election of directors. Holders of the Class A ordinary shares will not be entitled to vote on the election of directors during such time. These provisions of the Company’s amended and restated memorandum and articles of association with class rights may not be amended without a special resolution under Cayman Islands law and the amended and restated articles of association, being a resolution passed by a majority of at least two-thirds (2/3) (or such higher approval threshold as specified in the Company’s amended and restated memorandum and articles of association) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at a general meeting of the Company of which notice specifying the intention to propose the resolution as a special resolution has been duly given, or a resolution approved in writing by all of the holders of the issued shares entitled to vote on such matter. With respect to any other matter submitted to a vote of its shareholders, including any vote in connection with the initial Business Combination, except as required by law, holders of the Founder Shares and holders of the Class A ordinary shares will vote together as a single class, with each share entitling the holder to one vote.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the initial Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment pursuant to the Company’s amended and restated memorandum and articles of association.

Warrants

As of March 31, 2025 and December 31, 2024, the Company had no warrants issued or outstanding. As a result of the Initial Public Offering consummated on May 2, 2025, the Company issued a total of 8,625,000 Public Warrants. Additionally, the Company issued 277,947 Private Placement Warrants in the concurrent Private Placement.

“Warrants”, which consist of Public Warrants, Private Placement Warrants, Working Capital Warrants and Extension Warrants, may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Warrants. The Warrants will become exercisable 30 days after the consummation of a Business Combination and will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

No Warrant shall be exercisable and the Company shall not be obligated to issue Class A ordinary shares upon exercise of a Warrant unless the Class A ordinary shares issuable upon such Warrant exercise have been registered, qualified or deemed to be exempt from registration or qualification under the securities laws of the state of residence of the Registered Holder of the Warrants. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a Warrant, the holder of such Warrant shall not be entitled to exercise such Warrant. In no event will the Company be required to net cash settle the Warrant exercise.

The Company agrees that as soon as practicable, but in no event later than thirty (30) Business Days after the closing of its initial Business Combination, it shall use its commercially reasonable efforts to file with the Commission a post-effective amendment to the Registration Statement, or a new registration statement registering, under the Securities Act, the issuance of the Class A ordinary shares issuable upon exercise of the Warrants. The Company shall use its commercially reasonable efforts to cause the same to become effective and to maintain the effectiveness of such post-effective amendment or registration statement, and a current prospectus relating thereto, until the expiration of the Warrants in accordance with the provisions of this Agreement. If any such post-effective or registration statement has not been declared effective by the ninetieth (90th) Business Day following the closing of the initial Business Combination, holders of the Warrants shall have the right, during the period beginning on the ninety-first (91st) Business Day after the closing of the initial Business Combination and ending upon such post-effective amendment or registration statement being declared effective by the Commission, and during any other period when the Company shall fail to have maintained an effective registration statement covering the Class A ordinary shares issuable upon exercise of the Warrants, to exercise such Warrants on a “cashless basis,” by exchanging the Warrants (in accordance with Section 3(a)(9) of the Securities Act), and (i) in the event the Company so elects, the Company shall not be required to file or maintain in effect a registration statement for the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the Warrants, notwithstanding anything in this Agreement to the contrary or (ii) if the Company does not so file or maintain such registration statement, the Company agrees to use its commercially reasonable efforts to register or qualify for sale the Class A ordinary shares issuable upon exercise of the Public Warrants under the blue sky laws of the state of residence of the exercising Warrant holder to the extent an exemption is not available.

Once the Warrants become exercisable, the Company may redeem the Warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption given after the warrants become exercisable to each warrant holder; and

●	if, and only if, the reported last sale price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing at least 90 days after the completion of the initial Business Combination and ending on the third trading day prior to the date on which notice of the redemption is given.

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of Class A ordinary shares issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. However, except as described below, the warrants will not be adjusted for issuance of Class A ordinary shares at a price below its exercise price. Additionally, in no event will the Company be required to net cash to settle the warrants. If the Company is unable to complete a Business Combination within the Completion Window and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

The Private Placement Warrants, Working Capital Warrants and Extension Warrants shall be identical to the Public Warrants.

The Company assessed the Public Warrants, Private Placement Warrants, Working Capital Warrants and Extension Warrants to determine whether they should be classified as equity or liability instruments. This assessment was based on an evaluation of the specific terms of each instrument and applicable authoritative guidance in ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the instrument is a freestanding financial instrument pursuant to ASC 480 and meets the definition of a liability pursuant to ASC 480, and whether the instrument meets all of the requirements for equity classification under ASC 815, including whether the instrument is indexed to the Company’s own common stock, among other conditions for equity classification. Pursuant to such evaluation, the Public Warrants, Private Placement Warrants, Working Capital Warrants and Extension Warrants will be classified in shareholder’s deficit.

NOTE 8. SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, Management has determined that the Company only has one operating segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the condensed statement of operations as net income or loss. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

For the Three Months ended March 31, 2025
General and administrative expenses	$74,699

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete its Initial Public Offering and eventually a Business Combination within the Combination Period. The CODM also reviews general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements, other than those described below.

Initial Public Offering

The registration statement for the Company’s Initial Public Offering was declared effective on April 30, 2025. On May 2, 2025, the Company consummated the Initial Public Offering of 17,250,000 Units including 2,250,000 additional public units as the underwriters’ over-allotment option was exercised in full. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $172,500,000. Each Unit consists of one Class A ordinary share and one-half of one Public Warrant, resulting in the issuance of 17,250,000 Class A ordinary shares and 8,625,000 Public Warrants.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 555,893 units including 56,250 additional Private Placement Units as the underwriters’ over-allotment option was exercised in full to the Sponsor, at a price of $10.00 per unit for the first 67,500 Private Placement Units purchased and at a price of $7.00 per unit for the remaining 488,393 Private Placement Units purchased, generating total proceeds of $4,093,750. Each Private Placement Unit consists of one Class A ordinary share and one-half of one Private Placement Warrant, resulting in the issuance of 488,393 Class A ordinary shares and 277,947 Private Placement Warrants.

See Notes 1, 3 and 4 for additional information.

Promissory Note – Related Party

On April 18, 2025, the Promissory Note was amended and restated, resulting in a reduction of the maximum aggregate principal amount from $700,000 to $525,000 (see Note 5). On May 2, 2025, the $251,803 balance due to the Sponsor was transferred into the Promissory Note. On May 30, 2025, $105,194 of these borrowings were repaid using proceeds not held in the Trust Account, resulting in a balance of $146,609, which was transferred into a Working Capital Loan on June 12, 2025. Following the repayment and transfer, the Promissory Note was settled in full, and no further borrowings are permitted under its terms.

Working Capital Loans

On June 12, 2025, the Company entered into a Working Capital Loan with the Sponsor, pursuant to which the Company may borrow up to $450,000. The Working Capital Loan is non-interest bearing and matures on the earlier of (i) the date on which the Business Combination is consummated and (ii) the Company’s liquidation and is subject to conversion into units (as disclosed in Note 5). On June 12, 2025, the $146,609 balance on the Promissory Note was transferred into the Working Capital Loan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company and incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. While we intend to focus our search on businesses in the Asia Pacific and North American regions, we are not limited to a particular industry or geographic region for purposes of consummating an initial business combination. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering (“IPO”) and the private placement of the private units, our shares, debt or a combination of cash, shares and debt.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for IPO. Following the IPO, we will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents after the IPO. After the IPO, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses as we conduct due diligence on prospective business combination candidates.

For the three months ended March 31, 2025, we had a net loss of $74,699, which consisted of general and administrative costs.

Liquidity and Capital Resources

On May 2, 2024, we consummated our IPO of 15,000,000 units (the “Units”), at $10.00 per Unit, generating gross proceeds of $150,000,000. Simultaneously with the closing of our IPO, we consummated the sale of 499,643 Private Placement Units at a price of $10.00 per Private Placement Unit for the first 67,500 Private Placement Units purchased and at a price of $7.00 per Private Placement Unit for the remaining Private Placement Units in a private placement to our sponsor, Copley Acquisition Sponsors, LLC (the “Sponsor”), generating total gross proceeds of $3,700,001.

Simultaneously with the closing of the IPO, the underwriters exercised the over-allotment option in full to purchase 2,250,000 Units. As a result, we sold an additional 2,250,000 Units at $10.00 per Unit, generating gross proceeds of $22,500,000. Simultaneously with the closing of the full exercise of the over-allotment option, we completed the private sale of an aggregate of 56,250 Private Placement Units, at a purchase price of $7.00 per Private Placement Unit, generating gross proceeds of $393,750.

Transaction costs amounted to $8,257,998, consisting of $2,156,295 of cash underwriting fees, $5,175,000 of deferred underwriting fees, $322,575 for the fair value of the Representative Shares and $604,128 of other offering costs.

Following the closing of the IPO and over-allotment option, an amount of $173,362,500 ($10.05 per Unit) from the net proceeds of the sale of the Units in the IPO and the Private Placement was placed in a trust account (the “Trust Account”). The funds in the trust account will be invested or held only in either (i) U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries, (ii) uninvested cash, or (iii) an interest-bearing bank demand deposit account or other accounts at a bank. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, to complete our initial business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We will use funds held outside of the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay taxes to the extent the interest earned on the Trust Account is not sufficient to pay our taxes.

We expect our primary liquidity requirements during that period to include approximately $200,000 for legal, accounting, due diligence, travel and other expenses in connection with any business combinations; $75,000 for legal and accounting fees related to regulatory reporting requirements; $85,000 for NYSE continued listing fees; $100,000 for directors’ and officers’ insurance and $15,001 for general working capital that will be used for miscellaneous expenses and reserves, net of estimated interest income.

These amounts are estimates and may differ materially from our actual expenses. If our available funds are not sufficient, we may be unable to continue searching for, or conducting due diligence with respect to, prospective target businesses.

Moreover, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination.

Going Concern Consideration

As of March 31, 2025, the Company had a working capital deficit of $537,214. Although the Company successfully closed its Initial Public Offering on May 2, 2025, the proceeds available outside of the trust account are insufficient to provide sufficient liquidity to fund ongoing operations. The Company has incurred and expects to continue to incur significant costs as a publicly traded company, to evaluate business opportunities, and to close on a business combination. Such costs will be incurred prior to generating any operating revenues. In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements—Going Concern,” management had determined that the Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the condensed financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

To address this uncertainty, the Company is currently evaluating several options to improve its liquidity position. These include raising additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors, and Sponsor may, but are not obligated to, provide working capital loans to the Company in such amounts and on such terms as they may determine in their sole discretion. However, there is no assurance that the Company will be able to obtain such additional financing on commercially acceptable terms, if at all.

If the Company is unable to secure additional funding, it may be required to take measures to conserve liquidity, which could include, but are not limited to, curtailing operations, suspending the pursuit of a potential business combination, and reducing overhead expenses.

There is no assurance that the Company’s plans to raise capital or to consummate a business combination will be successful within the completion window. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Related Party Transactions

Founder Shares

On December 3, 2024, the Sponsor received 5,750,000 of the Company’s Class B ordinary shares (“Founder Shares”) in exchange for $25,000 paid for deferred offering costs borne by the Sponsor. Up to 750,000 of such Founder Shares were subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full. On May 2, 2025, the over-allotment option was exercised in full, resulting in no forfeiture of Founder Shares.

Private Placement

On May 2, 2025, the Company consummated the sale of 499,643 Private Placement Units at a price of $10.00 per Private Placement Unit for the first 67,500 Private Placement Units sold and at a price of $7.00 for each additional Private Placement Unit in a private placement to the Sponsor, generating gross proceeds of $3,700,001 to the Company. On May 2, 2025, with the closing of the full exercise of the over-allotment option, we completed the private sale of an aggregate of additional 56,250 Private Placement Units, at a purchase price of $7.00 per Private Placement Unit, generating gross proceeds of $393,750.

Promissory Note — Related Party

On December 3, 2024, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $700,000. On April 18, 2025, the Promissory Note was amended and restated, resulting in a reduction of the maximum aggregate principal amount to $525,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2025, or (ii) the consummation of the IPO. As of March 31, 2025, there were no amounts outstanding under the Promissory Note.

On May 2, 2025, the $251,803 balance due to the Sponsor was transferred into the Promissory Note. On May 30, 2025, $105,194 of these borrowings were repaid using proceeds not held in the Trust Account, resulting in a balance of $146,609, which was transferred into a Working Capital Loan on June 12, 2025. Following the repayment and transfer, the Promissory Note was settled in full, and no further borrowings are permitted under its terms.

Due to Related Party

The Sponsor paid certain formation, operating or deferred offering costs on behalf of the Company. These amounts are due on demand and non-interest bearing. During the period from November 26, 2024 (inception) through March 31, 2025, the Sponsor paid $276,803 on behalf of the Company, of which $25,000 was paid in exchange for the issuance of Founder Shares. As of March 31, 2025, the amount due to the related party was $251,803. On May 2, 2025, the $251,803 balance due to the Sponsor was transferred into the Promissory Note.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). In addition, the Sponsor or an affiliate of the Sponsor or certain officers and directors may loan the Company funds of up to $3,450,000 (assuming the underwriters exercise their over-allotment option, and no public shares have been redeemed at the time of each extension) to cover the cost of extension options to allow additional time to complete an initial Business Combination (“Extension Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans and Extension Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans and Extension Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans and Extension Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans and Extension Loans. Up to $3,450,000 of such Working Capital Loans and Extension Loans may be convertible into private placement-equivalent Units at a price of $7.00 per Unit at the option of the lender. Such Units would be identical to the Private Placement Units. Except for the foregoing, the terms of such Working Capital Loans and Extension Loans by our Sponsor or its affiliates, or our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans (except as disclosed below). As of March 31, 2025, no Working Capital Loans or Extension Loans were outstanding.

On June 12, 2025, the Company entered into a Working Capital Loan with the Sponsor, pursuant to which the Company may borrow up to $450,000. The Working Capital Loan is non-interest bearing and matures on the earlier of (i) the date on which the Business Combination is consummated and (ii) the Company’s liquidation and is subject to conversion into Units (as disclosed above). On June 12, 2025, the $146,609 balance on the Promissory Note was transferred into the Working Capital Loan.

Other Contractual Obligations

Registration Rights

Pursuant to a registration rights agreement dated on the effectiveness of the Registration Statement on April 30, 2025, the holders of the Founder Shares, Private Placement Units (including securities contained therein), and units (including securities contained therein) that may be issued on conversion of working capital loans or extension loans are entitled to registration rights pursuant to a registration rights agreement, signed on the effective date of the IPO, requiring the Company to register such securities for resale. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company’s register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company completion of initial business combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 2,250,000 additional Units to cover over-allotments at the IPO price, less the underwriting discounts and commissions.

The underwriters were entitled to a cash underwriting discount of $0.15 per Unit, or $2,587,500 in the aggregate, payable upon the closing of the IPO. In addition, the underwriters are entitled to a deferred fee of $0.30 per Unit, or $5,175,000 in the aggregate.

In addition, the Company issued to the representative of the underwriters an aggregate of 172,500 Class A ordinary shares (the “Representative Shares”).

On May 2, 2025, the underwriters exercised the over-allotment option in full to purchase 2,250,000 Units. As a result, the Company sold an additional 2,250,000 Units at $10.00 per Unit, generating gross proceeds to the Company of $2,250,000.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of March 31, 2025, we have not identified any critical accounting policies or estimates.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of March 31, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things: (1) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act; (2) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act; (3) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis); and (4) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of the IPO or until we are no longer an “emerging growth company,” whichever is earlier.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Co-Chief Executive Officers and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based upon their evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Management’s Report on Internal Controls Over Financial Reporting

This Quarterly Report on Form 10-Q does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” of our Prospectus dated April 30, 2025, which could materially affect our business, financial condition or future results. There have been no material changes during the 2025 fiscal year to the risk factors that were included in the Prospectus.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 13, 2025	Copley Acquisition Corp

	By:	/s/ Francis Chi Yin Ng
Francis Chi Yin Ng
Co-Chief Executive Officer

By:	/s/ Menghan Zhang
Menghan Zhang
Chief Financial Officer, President