Form 10-Q
period 2025-06-30
Copley Acquisition Corp
filed 2025-08-14
CIK 2045473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 001-42622

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

☒ Yes   ☐ No

As of August 14, 2025, the registrant had a total of 17,978,393 Class A ordinary shares, $0.0001 par value, issued and outstanding and 5,750,000 Class B ordinary shares, $0.001 par value, issued and outstanding.

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

ii

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

COPLEY ACQUISITION CORP

COPLEY ACQUISITION CORP
CONDENSED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current Assets
Cash	$160,520	$-
Prepaid expenses	94,841	-
Total Current Assets	255,361	-
Non-Current Assets
Investments held in Trust Account	174,477,753	-
Prepaid expenses - long-term	75,625	-
Deferred offering costs	-	436,025
Total Assets	$174,808,739	$436,025

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$33,745	$407,039
Due to related party	-	72,773
Working capital loan - related party	146,609	-
Total Current Liabilities	180,354	479,812
Deferred underwriting commissions	5,175,000	-
Total Liabilities	5,355,354	479,812

Commitments and Contingencies (Note 6)
Class A ordinary shares, $0.0001 par value; 17,250,000 shares subject to possible redemption at $10.11 per share at June 30, 2025 (none at December 31, 2024)	174,477,753	-
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,500,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 150,000,000 shares authorized; 728,393 shares issued and outstanding (excluding 17,250,000 shares subject to possible redemption) at June 30, 2025 (none at December 31, 2024)	73	-
Class B ordinary shares, $0.0001 par value; 15,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	-	24,425
Accumulated deficit	(5,025,016)	(68,787)
Total Shareholders’ Deficit	(5,024,368)	(43,787)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$174,808,739	$436,025

The accompanying notes are an integral part of these unaudited condensed financial statements.

COPLEY ACQUISITION CORP

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2025
General and administrative expenses	$203,312	$278,011
Loss from operations	(203,312)	(278,011)

Other income
Dividend earned on marketable securities held in trust account	1,115,253	1,115,253
Interest from the bank account	1,603	1,603
Net income	$913,544	$838,845

Basic and diluted weighted average ordinary shares outstanding, redeemable ordinary shares	11,373,626	5,718,232
Basic and diluted net income per share, redeemable ordinary shares	$0.05	$0.07
Basic and diluted weighted average ordinary shares outstanding, non-redeemable ordinary shares	6,230,259	5,991,456
Basic and diluted net income per share, non-redeemable ordinary shares	$0.05	$0.07

The accompanying notes are an integral part of these unaudited condensed financial statements.

COPLEY ACQUISITION CORP

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

(Unaudited)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2025	-	$-	5,750,000	$575	$24,425	$(68,787)	$(43,787)
Net loss	-	-	-	-	-	(74,699)	(74,699)
Balance – March 31, 2025 (unaudited)	-	-	5,750,000	575	24,425	(143,486)	(118,486)
Sale of private placement units	555,893	56	-	-	4,093,694	-	4,093,750
Issuance of representative shares	172,500	17	-	-	322,558	-	322,575
Fair value of warrants included in public units	-	-	-	-	2,328,750	-	2,328,750
Allocated value of offering costs to public warrants and private placement units	-	-	-	-	(111,725)	-	(111,725)
Remeasurement of ordinary shares subject to possible redemption	-	-	-	-	(6,657,702)	(4,679,821)	(11,337,523)
Subsequent measurement of ordinary shares subject to possible redemption	-	-	-		-	(1,115,253)	(1,115,253)
Net income	-	-	-	-	-	913,544	913,544
Balance – June 30, 2025 (unaudited)	728,393	$73	5,750,000	$575	$-	$(5,025,016)	$(5,024,368)

The accompanying notes are an integral part of these unaudited condensed financial statements.

COPLEY ACQUISITION CORP

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2025

(Unaudited)

Cash Flows from Operating Activities:
Net income	$838,845
Adjustments to reconcile net income to net cash used in operating activities:
Income earned on investment held in Trust Account	(1,115,253)
Changes in operating assets and liabilities:
Prepaid expenses	(170,466)
Accrued expenses	60,129
Net cash used in operating activities	(386,745)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(173,362,500)
Net cash used in investing activities	(173,362,500)

Cash Flows from Financing Activities
Proceeds received from initial public offering, gross	172,500,000
Proceeds received from issuance of private placement units	4,093,750
Offering costs paid	(2,578,791)
Repayment of promissory note – related party	(105,194)
Net cash provided by financing activities	173,909,765

Net increase in cash	160,520
Cash - beginning of the period	-
Cash - ending of the period	$160,520

Supplemental disclosure of noncash investing and financing activities:
Deferred offering costs included in accrued expenses	$10,700
Deferred offering costs paid by related party	$47,578
Accrued expenses paid by related party	$131,452
Reclassification of due to related party into promissory note - related party	$251,803
Reclassification of promissory note - related party into working capital loan – related party	$146,609
Fair value of representative shares	$322,575
Offering costs charged to additional paid-in capital	$926,703
Proceeds allocated to warrants	$2,328,750
Allocation of offering costs to ordinary shares subject to redemption	$8,146,273
Remeasurement adjustment on ordinary shares subject to possible redemption	$11,337,523
Subsequent measurement of ordinary shares subject to possible redemption	$1,115,253
Deferred underwriting commissions	$5,175,000
Reclassification of value for Class A ordinary shares	$17,250,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

COPLEY ACQUISITION CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

The Company has commenced its search, but does not have any specific business combination under consideration with any prospective target business. The Company’s efforts to identify a prospective target business are not limited to a particular industry or geographic location but are initially focused in the Asia Pacific and North American regions. The Company executive officers and directors are located in Hong Kong, with significant ties to Hong Kong and, to a lesser degree, the People’s Republic of China, Hong Kong, Taiwan and Macau, collectively referred to as “PRC”. Further, due to the fact that most of the Company’s executive officers and directors are located in or have significant ties to the PRC, it may make the Company a less attractive partner to certain potential target businesses, outside the PRC, than a non-PRC related Special Purpose Acquisition Company (“SPAC”). However, the Company will not undertake its initial Business Combination with any company being based in or having a majority of its operations in the PRC. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of June 30, 2025, the Company had not yet commenced any operations. All activity for the period from November 26, 2024 (inception) through June 30, 2025 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest and dividend income from the proceeds derived from the Initial Public Offering, which will be held in the Trust Account for potential redemption of the Public Shares (as described below). The Company has selected December 31 as its fiscal year end.

The Company’s founder and sponsor is Copley Acquisition Sponsors, LLC (the “Sponsor”).

Financing

The registration statement for the Company’s Initial Public Offering was declared effective on April 30, 2025. On May 2, 2025, the Company consummated the Initial Public Offering of 17,250,000 units including 2,250,000 additional public units as the underwriters’ over-allotment option was exercised in full (the “Units”), at $10.00 per Unit, generating gross proceeds of $172,500,000. Each Unit consists of one Class A ordinary share (“Public Share”) and one-half of one redeemable warrant (“Public Warrant”) to purchase one Class A ordinary share at a price of $11.50 per share (see Note 3).

Simultaneously with the consummation of the Initial Public Offering and the sale of the Units, the Company consummated the private placement (“Private Placement”) of 555,893 units including 56,250 additional private placement units as the underwriters’ over-allotment option was exercised in full (the “Private Placement Units”) to the Sponsor, at a price of $10.00 per unit for the first 67,500 Private Placement Units purchased and at a price of $7.00 per unit for the remaining 488,393 Private Placement Units purchased, generating total proceeds of $4,093,750. Each Private Placement Unit entitles the holder thereof to one Class A ordinary share and one-half of one redeemable warrant (“Private Placement Warrant”) to purchase one Class A ordinary share at $11.50 per share (see Note 4).

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

All of the Class A ordinary shares sold as part of the units in the Company’s initial public offering contain a redemption feature which allows for the redemption of such Public Shares in connection with liquidation, if there is a shareholder vote or tender offer in connection with initial business combination, and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association (as may be amended and restated from time to time). In accordance with SEC guidance on redeemable equity instruments, redemption provisions not solely within the control of a company require ordinary shares subject to redemption to be classified outside of permanent equity. Accordingly, all of the Public Shares are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. Given that the Class A ordinary shares sold as part of the units in the offering were issued with other freestanding instruments, the initial carrying value of Class A ordinary shares classified as temporary equity were the allocated proceeds determined in accordance with ASC 470-20 (defined below). The accretion or remeasurement is recognized as a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

Going Concern Consideration

As of June 30, 2025, the Company had cash of $160,520 and a working capital surplus of $75,007. The Company has incurred and expects to continue to incur significant costs as a publicly traded company, to evaluate business opportunities, and to close on a Business Combination. Such costs will be incurred prior to generating any operating revenues. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, “Presentation of Financial Statements – Going Concern,” management had determined that the Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the condensed financial statements. This liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on May 1, 2025, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on May 8, 2025. The interim results for the three and six months ended June 30, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

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

Warrant Instruments

The Company has accounted for the Public Warrants issued in connection with the Initial Public Offering and the Private Placement Warrants issued in the Private Placement in accordance with the guidance contained in ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and has classified the warrant instruments under equity treatment at their assigned values. As of June 30, 2025, there were 8,902,947 warrants outstanding, including 8,625,000 Public Warrants and 277,947 Private Placement Warrants (none outstanding as of December 31, 2024).

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2025 and December 31, 2024, the Company had cash of $160,520 and $0, respectively, and the Company had no cash equivalents as of June 30, 2025 or December 31, 2024.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of investments only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in dividends earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair value of investments held in the Trust Account is determined using available market information. As of June 30, 2025 and December 31, 2024, the Trust Account had a balance of $174,477,753 and $0, respectively. The dividends earned from the Trust Account totaled $1,115,253 for the three and six months ended June 30, 2025, which were fully reinvested into the Trust Account as earned and unrealized gain on investments and therefore presented as an adjustment to the operating activities in the condensed statement of cash flows.

Deferred Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Deferred offering costs consist of legal, accounting, and other costs (including underwriting discounts and commissions) incurred through the balance sheet date that are directly related to the Initial Public Offering. ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. Offering costs allocated to the Public Shares were charged to temporary equity, and offering costs allocated to the Public Warrants and the Private Placement Units were charged to shareholders’ deficit as the Public Warrants and the Private Placement Warrants, after management’s evaluation, are accounted for under equity treatment. As of June 30, 2025 and December 31, 2024, the Company had deferred offering costs of $0 and $436,025, respectively.

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” The statements of operations include a presentation of income per redeemable share and income per non-redeemable share following the two-class method of income per share. In order to determine the net income attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income allocable to both the redeemable shares and non-redeemable shares and the undistributed income is calculated using the total net income less any dividends paid. The Company then allocated the undistributed income ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. The calculation of diluted net income per share does not consider the effect of the Public Warrants or Private Placement Warrants since the exercise of the warrants is contingent upon the occurrence of a future event. As of June 30, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per share is the same as basic net income per share for the periods presented.

The net income per share presented in the condensed statements of operations is based on the following:

	Three Months Ended June 30, 2025
	Redeemable	Non-Redeemable
Particulars	Shares	Shares
Basic and diluted net income per share:
Weighted-average shares outstanding	11,373,626	6,230,259
Ownership percentage	65%	35%
Numerators:
Allocation of net income	$590,228	$316,139

Denominators:
Weighted-average shares outstanding	11,373,626	6,230,259
Basic and diluted net income per share	$0.05	$0.05

	Six Months Ended June 30, 2025
	Redeemable	Non-Redeemable
Particulars	Shares	Shares
Basic and diluted net income per share:
Weighted-average shares outstanding	5,718,232	5,991,459
Ownership percentage	49%	51%
Numerators:
Allocation of net income	$409,636	$429,209

Denominators:
Weighted-average shares outstanding	5,718,232	5,991,459
Basic and diluted net income per share	$0.07	$0.07

Fair Value Measurements

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2025 or December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

There is currently no taxation imposed on income by the government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s condensed financial statements.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Accordingly, as of June 30, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheet, as reconciled in the following table:

Gross proceeds	$172,500,000
Less: Proceeds allocated to public warrants	(2,328,750)
Less: Public Shares issuance costs	(8,146,273)
Add: Remeasurement of carrying value to redemption value	11,337,523
Class A ordinary shares subject to possible redemption, May 2, 2025	173,362,500
Subsequent measurement of ordinary shares subject to possible redemption	1,115,253
Class A ordinary shares subject to possible redemption, June 30, 2025	$174,477,753

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Recent Accounting Standards

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the CODM, as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on November 26, 2024, the date of its incorporation. See Note 9 for disclosures.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 17,250,000 Units (including underwriters’ over-allotment exercise of 2,250,000 Units) at a purchase price of $10.00 per Unit, generating gross proceeds of $172,500,000 to the Company which was placed in the Trust Account. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant. Each whole warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The underwriters have exercised their over-allotment option on consummation of the Initial Public offering to purchase 2,250,000 additional Units to cover over-allotments.

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the consummation of the Initial Public Offering and the sale of the Units, the Company consummated the private placement (“Private Placement”) of 555,893 units including 56,250 additional private placement units as the underwriters’ over-allotment option was exercised in full (the “Private Placement Units”) to the Sponsor, at a price of $10.00 per unit for the first 67,500 Private Placement Units purchased and at a price of $7.00 per unit for the remaining 488,393 Private Placement Units purchased, generating total proceeds of $4,093,750. Each Private Placement Unit entitles the holder thereof to one Class A ordinary share and one-half of one redeemable warrant to purchase one Class A ordinary share at $11.50 per share.

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

The Founder Shares will automatically convert into Class A ordinary shares in connection with the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in this offering and related to or in connection with the closing of the initial Business Combination, the ratio at which Class B ordinary shares convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the issued and outstanding Class B ordinary shares agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 25% of the sum of (i) the Founder Shares and public shares issued and outstanding upon the completion of this offering (including any public shares issued pursuant to the exercise of the underwriters’ over-allotment option), plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon the conversion or exercise of any equity-linked securities issued or deemed issued, in connection with the closing of the Initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent units issued to the Sponsor or any of its affiliates or to officers or directors upon conversion of working capital loans and extension loans made) minus (iii) any Class A ordinary shares redeemed by public shareholders in connection with an initial Business Combination and any Class A ordinary shares redeemed by public shareholders in connection with any amendment to the Company’s amended and restated memorandum and articles of association made prior to the consummation of an initial Business Combination (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with an initial Business Combination or to redeem 100% of the Company’s public shares if it does not complete an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to the rights of holders of Class A ordinary shares or pre-Business Combination activity; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis. The foregoing is subject to adjustment (unless otherwise provided in the definitive agreement for the initial Business Combination) for share subdivisions, share dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided in the prospectus.

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

Due to Related Party

The Sponsor paid certain formation, operating or deferred offering costs on behalf of the Company. These amounts are due on demand and non-interest bearing. During the period from November 26, 2024 (inception) through May 2, 2025, the Sponsor paid $276,803 on behalf of the Company, of which $25,000 was paid in exchange for the issuance of Founder Shares and $251,803 was transferred into the Promissory Note. As of June 30, 2025 and December 31, 2024, the amount due to the related party was $0 and $72,773, respectively.

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

As of December 31, 2024, there were no amounts outstanding under the Promissory Note. On May 2, 2025, the $251,803 balance due to the Sponsor was transferred into the Promissory Note. On May 30, 2025, $105,194 of these borrowings were repaid using proceeds not held in the Trust Account, resulting in a balance of $146,609, which was transferred into a Working Capital Loan on June 12, 2025. Following the repayment and transfer, the Promissory Note was settled in full, resulting in no balance as of June 30, 2025, and no further borrowings are permitted under its terms.

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

As of December 31, 2024, no Working Capital Loans were outstanding. On June 12, 2025, the Company entered into a Working Capital Loan with the Sponsor, pursuant to which the Company may borrow up to $450,000. The Working Capital Loan is non-interest bearing and matures on the earlier of (i) the date on which the Business Combination is consummated and (ii) the Company’s liquidation and is subject to conversion into units (as disclosed above). On June 12, 2025, the $146,609 balance on the Promissory Note was transferred into the Working Capital Loan, resulting in a $146,609 balance outstanding as of June 30, 2025. As of June 30, 2025 and December 31, 2024, no Extension Loans were outstanding.

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

Underwriting Agreement

On May 2, 2025, the Company exercised its over-allotment option in full to purchase 2,250,000 additional Units at the Initial Public Offering price, less the underwriting discounts and commissions.

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,500,000 preference shares, $0.0001 par value per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 150,000,000 Class A ordinary shares, $0.0001 par value per share. As of June 30, 2025 and December 31, 2024, there were 728,393 and 0 Class A ordinary shares issued and outstanding, respectively, excluding 17,250,000 and 0 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 15,000,000 Class B ordinary shares, $0.0001 par value per share. As of June 30, 2025 and December 31, 2024, there were 5,750,000 Class B ordinary shares issued and outstanding.

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

Warrants

As of June 30, 2025, there were 8,902,947 warrants outstanding, including 8,625,000 Public Warrants and 277,947 Private Placement Warrants (none outstanding as of December 31, 2024).

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

The Private Placement Warrants, Working Capital Warrants and Extension Warrants are identical to the Public Warrants.

The Company assessed the Public Warrants, Private Placement Warrants, Working Capital Warrants and Extension Warrants to determine whether they should be classified as equity or liability instruments. This assessment was based on an evaluation of the specific terms of each instrument and applicable authoritative guidance in ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the instrument is a freestanding financial instrument pursuant to ASC 480 and meets the definition of a liability pursuant to ASC 480, and whether the instrument meets all of the requirements for equity classification under ASC 815, including whether the instrument is indexed to the Company’s own common stock, among other conditions for equity classification. Pursuant to such evaluation, the Public Warrants, Private Placement Warrants, Working Capital Warrants and Extension Warrants will be classified in shareholders’ deficit.

NOTE 8. FAIR VALUE MEASUREMENTS

The fair value of the Public Warrants issued in the Initial Public Offering is $2,328,750, or $0.27 per Public Warrant. The fair value of the Public Warrants was determined using a call option pricing analysis under the Black-Scholes model (Level 3). The Public Warrants issued in the Initial Public Offering have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the Public Warrants issued in the Initial Public Offering as of May 2, 2025:

Traded price of Unit	$10.00
Expected term to De-SPAC (years)	1.0
Probability of De-SPAC	20.0%
Risk-free rate	3.98%
Industry volatility	22.6%

The fair value of the Representative Shares issued at the closing of the Initial Public Offering is $322,575, or $1.87 per Representative Share. The fair value of the Representative Shares was determined using the Black-Scholes model (Level 3). The Representative Shares issued at the closing of the Initial Public Offering have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the Representative Shares issued at the closing of the Initial Public Offering as of May 2, 2025:

Traded price of Class A ordinary share	$10.00
Expected term to De-SPAC (years)	1.0
Probability of De-SPAC	20.0%
Risk-free rate	3.88%
Restriction period post De-SPAC (years)	0.5
Industry volatility	17.9%
Discount for lack of marketability	3.0%

The following table presents information about the Company’s assets that are measured at fair value as of June 30, 2025 (none as of December 31, 2024), and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	As of June 30, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$174,477,753	$174,477,753	$-	$-

NOTE 9. SEGMENT INFORMATION

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

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, Management has determined that the Company only has one operating and reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the condensed statements of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews general and administrative expenses and interest and dividends earned on cash and investments held in Trust Account, which are included in the accompanying condensed statements of operations, as well as the Trust Account and cash balances themselves.

The CODM reviews interest and dividends earned on cash and investments held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination within the Completion Window. The CODM also reviews general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and the budget. General and administrative expenses, as reported on the condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis. All other segment items included in net income or loss are reported on the condensed statements of operations and described within their respective disclosures.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for IPO. Following the IPO, we will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest and dividend income on the proceeds derived from the IPO, which will be held in the Trust Account (defined below). After the IPO, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses as we conduct due diligence on prospective business combination candidates.

For the three and six months ended June 30, 2025, we had a net income of $913,544 and $838,845, respectively, which consisted primarily of dividends earned on marketable securities held in trust account, partially offset by general and administrative expenses.

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

Going Concern Consideration

As of June 30, 2025, the Company had cash of $160,520 and a working capital surplus of $75,007. The Company has incurred and expects to continue to incur significant costs as a publicly traded company, to evaluate business opportunities, and to close on a Business Combination. Such costs will be incurred prior to generating any operating revenues. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, “Presentation of Financial Statements – Going Concern,” management had determined that the Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the condensed financial statements. This liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern.

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

Due to Related Party

The Sponsor paid certain formation, operating or deferred offering costs on behalf of the Company. These amounts are due on demand and non-interest bearing. During the period from November 26, 2024 (inception) through May 2, 2025, the Sponsor paid $276,803 on behalf of the Company, of which $25,000 was paid in exchange for the issuance of Founder Shares and $251,803 was transferred into the Promissory Note. As of June 30, 2025 and December 31, 2024, the amount due to the related party was $0 and $72,773, respectively.

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

As of December 31, 2024, there were no amounts outstanding under the Promissory Note. On May 2, 2025, the $251,803 balance due to the Sponsor was transferred into the Promissory Note. On May 30, 2025, $105,194 of these borrowings were repaid using proceeds not held in the Trust Account, resulting in a balance of $146,609, which was transferred into a Working Capital Loan on June 12, 2025. Following the repayment and transfer, the Promissory Note was settled in full, resulting in no balance as of June 30, 2025, and no further borrowings are permitted under its terms.

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

As of December 31, 2024, no Working Capital Loans were outstanding. On June 12, 2025, the Company entered into a Working Capital Loan with the Sponsor, pursuant to which the Company may borrow up to $450,000. The Working Capital Loan is non-interest bearing and matures on the earlier of (i) the date on which the Business Combination is consummated and (ii) the Company’s liquidation and is subject to conversion into units (as disclosed above). On June 12, 2025, the $146,609 balance on the Promissory Note was transferred into the Working Capital Loan, resulting in a $146,609 balance outstanding as of June 30, 2025. As of June 30, 2025 and December 31, 2024, no Extension Loans were outstanding.

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

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of June 30, 2025, we have not identified any critical accounting policies or estimates.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of June 30, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Co-Chief Executive Officers and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based upon their evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit No.	Description
10.1	Convertible Promissory Note (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 13, 2025)
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2025	Copley Acquisition Corp

	By:	/s/ Francis Chi Yin Ng
Francis Chi Yin Ng
Co-Chief Executive Officer

By:	/s/ Menghan Zhang
Menghan Zhang
Chief Financial Officer, President