Form 10-Q
period 2025-09-30
Copley Acquisition Corp
filed 2025-11-12
CIK 2045473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 12, 2025, the registrant had a total of 17,978,393 Class A ordinary shares, $0.0001 par value, issued and outstanding and 5,750,000 Class B ordinary shares, $0.001 par value, issued and outstanding.

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

COPLEY ACQUISITION CORP

COPLEY ACQUISITION CORP
CONDENSED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current Assets
Cash	$92,221	$-
Prepaid expenses - current	111,530	-
Total current assets	203,751	-
Non-Current Assets
Cash and investments held in trust account	176,279,847	-
Prepaid expenses - non-current	52,750	-
Deferred offering costs	-	436,025
Total Assets	$176,536,348	$436,025

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$29,750	$407,039
Due to related party	-	72,773
Working capital loan - related party	146,609	-
Total Current Liabilities	176,359	479,812
Deferred underwriting commissions	5,175,000	-
Total Liabilities	5,351,359	479,812

Commitments and Contingencies (Note 6)
Class A ordinary shares, $0.0001 par value; 17,250,000 shares subject to possible redemption at $10.22 per share at September 30, 2025 (none at December 31, 2024)	176,279,847	-
Shareholders’ Deficit
Preferred shares, $0.0001 par value; 1,500,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 150,000,000 shares authorized; 728,393 shares issued and outstanding (excluding 17,250,000 shares subject to possible redemption) at September 30, 2024 (none at December 31, 2024)	73	-
Class B ordinary shares, $0.0001 par value; 15,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	-	24,425
Accumulated deficit	(5,095,506)	(68,787)
Total Shareholders’ Deficit	(5,094,858)	(43,787)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$176,536,348	$436,025

The accompanying notes are an integral part of these unaudited condensed financial statements.

COPLEY ACQUISITION CORP

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2025
General and administrative expenses	$72,530	$350,541
Loss from operations	(72,530)	(350,541)

Other income
Dividends earned on marketable securities held in trust account	1,802,094	2,917,347
Interest from the bank account	2,040	3,643
Net income	$1,731,604	$2,570,449

Basic and diluted weighted average ordinary shares outstanding, redeemable ordinary shares	17,250,000	9,604,396
Basic and diluted net income per share, redeemable ordinary shares	$0.07	$0.16
Basic and diluted weighted average ordinary shares outstanding, non-redeemable ordinary shares	6,478,393	6,155,552
Basic and diluted net income per share, non-redeemable ordinary shares	$0.07	$0.16

The accompanying notes are an integral part of these unaudited condensed financial statements.

COPLEY ACQUISITION CORP

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

(Unaudited)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2025	-	$-	5,750,000	$575	$24,425	$(68,787)	$(43,787)
Net loss	-	-	-	-	-	(74,699)	(74,699)
Balance - March 31, 2025 (unaudited)	-	-	5,750,000	575	24,425	(143,486)	(118,486)
Sale of private placement units	555,893	56	-	-	4,093,694	-	4,093,750
Issuance of representative shares	172,500	17	-	-	322,558	-	322,575
Fair value of warrants included in public units	-	-	-	-	2,328,750	-	2,328,750
Allocated value of offering costs to warrants	-	-	-	-	(111,725)	-	(111,725)
Remeasurement of ordinary shares subject to possible redemption	-	-	-	-	(6,657,702)	(4,679,821)	(11,337,523)
Subsequent measurement of ordinary shares subject to possible redemption	-	-	-	-	-	(1,115,253)	(1,115,253)
Net income	-	-	-	-	-	913,544	913,544
Balance - June 30, 2025 (unaudited)	728,393	73	5,750,000	575	-	(5,025,016)	(5,024,368)
Subsequent measurement of ordinary shares subject to possible redemption	-	-	-	-	-	(1,802,094)	(1,802,094)
Net income	-	-	-	-	-	1,731,604	1,731,604
Balance - September 30, 2025 (unaudited)	728,393	$73	5,750,000	$575	$-	$(5,095,506)	$(5,094,858)

The accompanying notes are an integral part of these unaudited condensed financial statements.

COPLEY ACQUISITION CORP

CONDENSED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025

(Unaudited)

Cash Flows from Operating Activities
Net income	$2,570,449
Adjustments to reconcile net income to net cash used in operating activities:
Income earned on cash and investments held in trust account	(2,917,347)
Changes in operating assets and liabilities:
Prepaid expenses	(164,280)
Accrued expenses	66,834
Net cash used in operating activities	$(444,344)

Cash Flows from Investing Activities
Cash deposited in trust account	(173,362,500)
Net cash used in investing activities	(173,362,500)

Cash Flows from Financing Activities
Proceeds received from initial public offering, gross	172,500,000
Proceeds received from issuance of private placement units	4,093,750
Offering costs paid	(2,589,491)
Repayment of promissory note - related party	(105,194)
Net cash provided by financing activities	173,899,065

Net increase in cash	92,221
Cash - beginning of the period	-
Cash - end of the period	$92,221

Supplemental disclosure of noncash investing and financing activities:
Deferred offering costs paid by related party	$47,578
Accrued expenses paid by related party	$131,452
Reclassification of due to related party into promissory note - related party	$251,803
Reclassification of promissory note - related party into working capital loan - related party	$146,609

The accompanying notes are an integral part of these unaudited condensed financial statements.

COPLEY ACQUISITION CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

As of September 30, 2025, the Company had not yet commenced any operations. All activity for the period from November 26, 2024 (inception) through September 30, 2025 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest and dividend income from the proceeds derived from the Initial Public Offering, which will be held in the Trust Account for potential redemption of the Public Shares (as described below). The Company has selected December 31 as its fiscal year end.

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

Going Concern Consideration

As of September 30, 2025, the Company had cash of $92,221 and a working capital surplus of $27,392. The Company has incurred and expects to continue to incur significant costs as a publicly traded company, to evaluate business opportunities, and to close on a Business Combination. Such costs will be incurred prior to generating any operating revenues. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, “Presentation of Financial Statements - Going Concern,” management had determined that the Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the condensed financial statements. This liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on May 1, 2025, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on May 8, 2025. The interim results for the three and nine months ended September 30, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

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

Warrant Instruments

The Company has accounted for the Public Warrants issued in connection with the Initial Public Offering and the Private Placement Warrants issued in the Private Placement in accordance with the guidance contained in ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and has classified the warrant instruments under equity treatment at their assigned values. As of September 30, 2025, there were 8,902,947 warrants outstanding, including 8,625,000 Public Warrants and 277,947 Private Placement Warrants (none outstanding as of December 31, 2024).

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2025 and December 31, 2024, the Company had cash of $92,221 and $0, respectively, and the Company had no cash equivalents as of September 30, 2025 or December 31, 2024.

Cash and Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of investments only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in dividends earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair value of investments held in the Trust Account is determined using available market information. As of September 30, 2025 and December 31, 2024, the Trust Account had a balance of $176,279,847 and $0, respectively. The dividends earned from the Trust Account totaled $1,802,094 and $2,917,347 for the three and nine months ended September 30, 2025, respectively, which were fully reinvested into the Trust Account as earned and unrealized gain on investments and therefore presented as an adjustment to the operating activities in the condensed statement of cash flows.

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

The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. Offering costs allocated to the Public Shares were charged to temporary equity, and offering costs allocated to the Public Warrants and the Private Placement Units were charged to shareholders’ deficit as the Public Warrants and the Private Placement Warrants, after management’s evaluation, are accounted for under equity treatment. As of September 30, 2025 and December 31, 2024, the Company had deferred offering costs of $0 and $436,025, respectively.

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” The statements of operations include a presentation of income per redeemable share and income per non-redeemable share following the two-class method of income per share. In order to determine the net income attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income allocable to both the redeemable shares and non-redeemable shares and the undistributed income is calculated using the total net income less any dividends paid. The Company then allocated the undistributed income ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. The calculation of diluted net income per share does not consider the effect of the Public Warrants or Private Placement Warrants since the exercise of the warrants is contingent upon the occurrence of a future event. As of September 30, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per share is the same as basic net income per share for the periods presented.

The net income per share presented in the condensed statements of operations is based on the following:

	For the Three Months Ended September 30, 2025
	Redeemable	Non-Redeemable
	Shares	Shares
Particulars
Basic and diluted net income per share:
Weighted average shares outstanding	17,250,000	6,478,393
Ownership percentage	73%	27%
Numerators:
Allocation of net income	$1,258,837	$472,767

Denominators:
Weighted average shares outstanding	17,250,000	6,478,393
Basic and diluted net income per share	$0.07	$0.07

	For the Nine Months Ended September 30, 2025
	Redeemable	Non-Redeemable
	Shares	Shares
Particulars
Basic and diluted net income per share:
Weighted average shares outstanding	9,604,396	6,155,552
Ownership percentage	61%	39%
Numerators:
Allocation of net income	$1,566,478	$1,003,971

Denominators:
Weighted average shares outstanding	9,604,396	6,155,552
Basic and diluted net income per share	$0.16	$0.16

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

●	Level 1 - Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities.

●	Level 2 - Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as direct or indirect observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

●	Level 3 - Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2025 or December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

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

Accordingly, as of September 30, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheet, as reconciled in the following table:

Gross proceeds	$172,500,000
Less: Proceeds allocated to public warrants	(2,328,750)
Less: Public Shares issuance costs	(8,146,273)
Plus: Remeasurement of carrying value to redemption value	11,337,523
Class A ordinary shares subject to possible redemption, May 2, 2025	173,362,500
Plus: Subsequent measurement of ordinary shares subject to possible redemption	1,115,253
Class A ordinary shares subject to possible redemption, June 30, 2025	174,477,753
Plus: Subsequent measurement of ordinary shares subject to possible redemption	1,802,094
Class A ordinary shares subject to possible redemption, September 30, 2025	$176,279,847

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

Due to Related Party

The Sponsor paid certain formation, operating or deferred offering costs on behalf of the Company. These amounts are due on demand and non-interest bearing. During the period from November 26, 2024 (inception) through May 2, 2025, the Sponsor paid $276,803 on behalf of the Company, of which $25,000 was paid in exchange for the issuance of Founder Shares and $251,803 was transferred into the Promissory Note. As of September 30, 2025 and December 31, 2024, the amount due to the related party was $0 and $72,773, respectively.

Promissory Note - Related Party

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

As of December 31, 2024, there were no amounts outstanding under the Promissory Note. On May 2, 2025, the $251,803 balance due to the Sponsor was transferred into the Promissory Note. On May 30, 2025, $105,194 of these borrowings were repaid using proceeds not held in the Trust Account, resulting in a balance of $146,609, which was transferred into a Working Capital Loan on June 12, 2025. Following the repayment and transfer, the Promissory Note was settled in full, resulting in no balance as of September 30, 2025, and no further borrowings are permitted under its terms.

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

As of December 31, 2024, no Working Capital Loans were outstanding. On June 12, 2025, the Company entered into a Working Capital Loan with the Sponsor, pursuant to which the Company may borrow up to $450,000. The Working Capital Loan is non-interest bearing and matures on the earlier of (i) the date on which the Business Combination is consummated and (ii) the Company’s liquidation and is subject to conversion into units (as disclosed above). On June 12, 2025, the $146,609 balance on the Promissory Note was transferred into the Working Capital Loan, resulting in a $146,609 balance outstanding as of September 30, 2025. As of September 30, 2025 and December 31, 2024, no Extension Loans were outstanding.

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares - The Company is authorized to issue 1,500,000 preference shares, $0.0001 par value per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 150,000,000 Class A ordinary shares, $0.0001 par value per share. As of September 30, 2025 and December 31, 2024, there were 728,393 and 0 Class A ordinary shares issued and outstanding, respectively, excluding 17,250,000 and 0 Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares - The Company is authorized to issue 15,000,000 Class B ordinary shares, $0.0001 par value per share. As of September 30, 2025 and December 31, 2024, there were 5,750,000 Class B ordinary shares issued and outstanding.

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

Warrants

As of September 30, 2025, there were 8,902,947 warrants outstanding, including 8,625,000 Public Warrants and 277,947 Private Placement Warrants (none outstanding as of December 31, 2024).

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

The following table presents information about the Company’s assets that are measured at fair value as of September 30, 2025 (none as of December 31, 2024), and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	As of September 30, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash and investments held in Trust Account	$176,279,847	$176,279,847	$-	$-

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company and incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. While we intend to focus our search on businesses in the Asia Pacific and North American regions, we are not limited to a particular industry or geographic region for purposes of consummating an initial business combination. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering (“IPO”) and the private placement (“Private Placement”) of the private units (“Private Placement Units”), our shares, debt or a combination of cash, shares and debt.

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

For the three and nine months ended September 30, 2025, we had a net income of $1,731,604 and $2,570,449, respectively, which consisted primarily of dividends earned on marketable securities held in trust account, partially offset by general and administrative expenses.

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

Transaction costs amounted to $8,257,998, consisting of $2,156,295 of cash underwriting fees, $5,175,000 of deferred underwriting fees, $322,575 for the fair value of the Representative Shares (defined below) and $604,128 of other offering costs.

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

Going Concern Consideration

As of September 30, 2025, the Company had cash of $92,221 and a working capital surplus of $27,392. The Company has incurred and expects to continue to incur significant costs as a publicly traded company, to evaluate business opportunities, and to close on a business combination. Such costs will be incurred prior to generating any operating revenues. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, “Presentation of Financial Statements - Going Concern,” management had determined that the Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the condensed financial statements. This liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern.

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

Due to Related Party

The Sponsor paid certain formation, operating or deferred offering costs on behalf of the Company. These amounts are due on demand and non-interest bearing. During the period from November 26, 2024 (inception) through May 2, 2025, the Sponsor paid $276,803 on behalf of the Company, of which $25,000 was paid in exchange for the issuance of Founder Shares and $251,803 was transferred into the Promissory Note. As of September 30, 2025 and December 31, 2024, the amount due to the related party was $0 and $72,773, respectively.

Promissory Note - Related Party

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

As of December 31, 2024, there were no amounts outstanding under the Promissory Note. On May 2, 2025, the $251,803 balance due to the Sponsor was transferred into the Promissory Note. On May 30, 2025, $105,194 of these borrowings were repaid using proceeds not held in the Trust Account, resulting in a balance of $146,609, which was transferred into a Working Capital Loan on June 12, 2025. Following the repayment and transfer, the Promissory Note was settled in full, resulting in no balance as of September 30, 2025, and no further borrowings are permitted under its terms.

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

As of December 31, 2024, no Working Capital Loans were outstanding. On June 12, 2025, the Company entered into a Working Capital Loan with the Sponsor, pursuant to which the Company may borrow up to $450,000. The Working Capital Loan is non-interest bearing and matures on the earlier of (i) the date on which the business combination is consummated and (ii) the Company’s liquidation and is subject to conversion into units (as disclosed above). On June 12, 2025, the $146,609 balance on the Promissory Note was transferred into the Working Capital Loan, resulting in a $146,609 balance outstanding as of September 30, 2025. As of September 30, 2025 and December 31, 2024, no Extension Loans were outstanding.

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

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of September 30, 2025, we have not identified any critical accounting policies or estimates.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of September 30, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Co-Chief Executive Officers and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based upon their evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

PART II - OTHER INFORMATION

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

Date: November 12, 2025	Copley Acquisition Corp

	By:	/s/ Francis Chi Yin Ng
Francis Chi Yin Ng
Co-Chief Executive Officer

By:	/s/ Menghan Zhang
Menghan Zhang
Chief Financial Officer, President