Form 10-K
period 2025-12-31
Copley Acquisition Corp
filed 2026-03-31
CIK 2045473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission file number: 001-42622

Copley Acquisition Corp

(Exact name of registrant as specified in its charter)

Cayman Islands*	N/A
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

Suite 4005-4006, 40/F, One Exchange Square 8 Connaught Place, Central, Hong Kong	N/A
(Address of principal executive offices)	(Zip Code)

+852 2861 3335
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Exchange
Units, each consisting of one Class A ordinary share and one-half of one warrant	COPLU	New York Stock Exchange
Class A ordinary shares, par value $0.0001 per share	COPL	New York Stock Exchange
Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	COPLW	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 month (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of June 30, 2025, the aggregate market value of the Registrant’s ordinary shares held by non-affiliates of the Registrant was $175,096,125.

As of March 31, 2026, the registrant had a total of 17,978,393 Class A ordinary shares, $0.0001 par value, issued and outstanding and 5,750,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Copley Acquisition Corp

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2025

i

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our expectations around the performance of a prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the adverse impacts of certain events (such as terrorist attacks, natural disasters or a significant outbreak of infectious diseases) on our ability to consummate an initial business combination;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	the potential liquidity and trading of our securities;

●	the lack of a market for our securities;

●	use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties; or

●	financial performance following our initial public offering.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as maybe required under applicable securities laws and/or if and when management knows or has a reasonable basis on which to conclude that previously disclosed projections are no longer reasonably attainable.

ii

PART I

References in this report to “we,” “us” or the “Company” refer to Copley Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “sponsor” refer to Copley Acquisition Sponsors, LLC, a Delaware limited liability company. References to our “initial shareholders” refer to the sponsor and any other holders of our Class B ordinary shares, par value $0.001 per share (the “founder shares” or “Class B ordinary shares”). References to our “initial public offering” or “IPO” refer to our initial public offering that we consummated on May 2, 2025.

Item 1. Business.

Introduction

We are a blank check company incorporated as an exempted company under the laws of the Cayman Islands on November 26, 2024, which will seek to effect a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities, which we refer to throughout this report as our initial business combination. While we may pursue an acquisition opportunity in any business, industry, sector or geographical location, we intend to focus on industries that complement our management team’s and board of director’s background and network, and to capitalize on the ability of our management team and board of directors to identify and acquire a business, focusing on technology and lifestyle sectors. To date, our efforts have been limited to organizational activities, activities related to our initial public offering, and, after the closing of our initial public offering, searching for a business combination target. We have generated no operating revenues to date and we do not expect that we will generate operating revenues until we consummate our initial business combination.

We believe our management team has the skills and experience to identify, evaluate and consummate a business combination and is positioned to assist businesses we acquire. However, our management team’s network and investing and operating experience do not guarantee a successful initial business combination. The members of our management team are not required to devote any significant amount of time to our business and are concurrently involved with other businesses. There is no guarantee that our current officers and directors will continue in their respective roles, or in any other role, after our initial business combination, and their expertise may only be of benefit to us until our initial business combination is completed. Past performance by our management team is not a guarantee of success with respect to any business combination we may consummate.

While our global search for target businesses is not limited by geographic region, we may focus our search for a business combination partner in the Asia Pacific (excluding the People’s Republic of China (“PRC”)) and North American regions. Certain of our executive officers and directors are based in Hong Kong and have experience investing in and building businesses in Asia and have a deep understanding of the region’s business environment, regulations, regulatory bodies and culture. We will not, however, undertake our initial business combination with any company being based in or having the majority of the company’s operations in the PRC.

Business Strategy

We are focused on identifying a business combination target that can benefit from the collective network, knowledge and experience of our founder and management team. With global operating and investment experience from the Asia Pacific (excluding the PRC) to the North America regions, we believe our extensive investment and institutional financial service experiences coupled with a deep understanding of the technology sector will provide us with access to high quality companies and distinguish us from other SPACs that are founded and/or sponsored by less experienced teams. We believe this not only creates unique deal sourcing channels but also positions us as an attractive partner to potential target businesses, thereby enhancing our ability to complete a successful business combination.

We expect to play a pivotal role as a business builder and platform facilitator by maximizing value for all shareholders. We aim to provide capital and expertise to targets with solid business fundamentals and attractive valuations, which have the potential for growth and to benefit from our global network, access and know-how.

Our potential targets may exhibit a broad range of business models and financial characteristics that range from very high growth innovative companies to more mature businesses with established recurring revenues and strong cash flows. While we may pursue a business combination in any industry, we believe that the technology, and lifestyle industries, particularly those that are major beneficiaries of next generation technology, provide ample business combination opportunities. Within these industries, we expect to focus on the following two Target Sectors:

●	Enabling Technology: The landscape in the technology industry is dynamic and rapidly evolving as new means of innovation, consumption and delivery continue to generate opportunities for monetization. According to Gartner, the global IT spending is expected to reach over $8 trillion before the end of the decade. Electric vehicles, robotics and cybersecurity, are driving innovation at rapid speed. We believe a growing appetite for technology from consumers, alongside continued technological advancements, will continue to allow innovative technologies, contents and business models to emerge and pioneer across industries, presenting excellent opportunities for our management team.

●	Lifestyle Services: The lifestyle segment is composed of many verticals, including luxury apparel, wellness and travel. Lifestyle brands engage customers with unique products, experiences and aspirations, often with a singular image, strong philosophy and unique style. Consumers are increasingly connecting to brands through e-commerce, digital content, online communities and influencer-driven recommendations. The Millennial and Generation Z demographic groups, in particular, often live in a highly connected and digital world, spending their time interacting through different mediums, and respond to brands in which these interactions build an emotional connection. Some traditional players are undergoing omni-channel transformation, while others could benefit from innovative ways for consumers to connect and to experience their brand. Post COVID has seen a surge of “revenge travel” which has benefitted the full vertical of the supply chain of the travel industry, from traditional business such as the hospitality space to next generation of travel experiences. All these related businesses have provided businesses a propellant to drive next stage business growth.

Our selection process will leverage our management’s and board of directors’ broad and deep network of relationships, industry expertise and deal-sourcing capabilities, which we believe will provide us with a strong pipeline of potential targets. Our management and board members have experience in:

●	investing and building businesses in technology and lifestyle related sectors with distinctive market, policy and macroeconomic insights;

●	managing and operating companies, setting and changing strategies, and identifying, mentoring and recruiting talent;

●	developing and growing companies, both organically and inorganically, and expanding the product ranges and geographic footprints of portfolio businesses;

●	facilitating cross-border expansions and guiding companies from the North American region into the APAC market (and vice versa);

●	executing merger and acquisition strategies to accelerate growth and create integrated value chains;

●	sourcing, structuring, acquiring and selling businesses in various markets;

●	partnering with other industry-leading companies to improve competitive position;

●	fostering relationships with customers, capital providers and target management teams; and

●	accessing the equity and debt capital markets, including capital sources in Asia, Europe and North America, across various business cycles, including financing businesses and assisting companies with the transition to public ownership.

Our approach to target selection will be greatly enhanced by our management team’s and board of director’s vast network of industry experts, venture capital investors, private equity sponsors, and relationships with management teams of both public and private companies. These relationships are expected to yield a diverse array of business combination opportunities.

We are committed to adopting a proactive and thematic sourcing strategy, concentrating our efforts on companies where we believe our leadership experience, relationships, capital, and expertise in capital markets can serve as catalysts for transformation. Our aim is to accelerate the growth and performance of our target companies.

Our management team and board of directors will engage with their extensive network of relationships to articulate our initial business combination criteria. This will include defining the parameters of our search for a target business. Subsequently, we will initiate a disciplined and thorough process of pursuing and evaluating promising leads.

Competitive Strengths

We believe we have the following competitive strengths:

●	Management Operating and Investing Experience. Our directors and officers have significant experience in the financial services and financial technology industries. We believe that this experience provides us with a competitive advantage in evaluating businesses and acquisition opportunities in our target industries.

●	Established Deal Sourcing Network. As a result of their extensive experience in financial services and technology industries, our team has developed a broad array of contacts in these industries. We believe that these contacts will be important in generating acquisition opportunities for us.

●	Strong Financial Position and Flexibility. With a trust account in the amount of $179,300,677.06 as of March 19, 2026, and a public market for our ordinary shares, we offer a target business a variety of options to facilitate a future business combination and fund the growth and expansion of business operations. Because we are able to consummate an initial business combination using our equity, debt, cash or a combination of the foregoing, we have the flexibility to design an acquisition structure to address the needs of the parties. We have not, however, taken any steps to secure third party financing and would expect to do so only in connection with the consummation of our initial business combination. Accordingly, our flexibility in structuring an initial business combination may be constrained by our ability to arrange third-party financing, if required.

●	Status as a Public Company. We believe our structure will make us an attractive business combination partner to prospective target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. In this situation, the owners of the target business would exchange their shares of stock, shares or other equity interests in the target business for our shares. Once public, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with shareholders’ interests than it would as a private company. We believe that being a public company can also augment a company’s profile among potential new customers and vendors and aid it in attracting and retaining talented employees.

Business Combination Criteria

We expect to seek to identify companies globally that have compelling growth potential and a combination of the following characteristics. We will use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines. We expect that no individual criteria will entirely determine a decision to pursue a particular economy. We intend to seek to acquire companies that we believe:

●	can utilize the extensive network, relationships and experience of our founder and management team to propel growth;

●	possess disruptive technology and/or business models with strong and sustainable growth potential;

●	have defensible market positions with sustainable competitive advantages;

●	have dislocated valuations with fundamentally sound business model and sector, and a need for capital;

●	own durable or established IP (e.g., contents, brands) with scalable monetization potential;

●	are managed by experienced management team with the ability to oversee a larger organization;

●	established entrepreneurial culture of disruption, and adaptability to changing sector dynamics;

●	have ability to scale and enhance growth with further M&A roll-up; and

●	can benefit from being a publicly traded company with access to broader capital markets.

It is essential to note that while these criteria provide a foundational framework, our evaluation process extends beyond these general guidelines. We remain open to considering other factors, considerations, and criteria that our management deems relevant to the merits of a particular initial business combination. Our flexibility and adaptability in evaluating opportunities are indicative of our commitment to securing investments that offer substantial growth potential and value for our investors. We are dedicated to upholding these principles and maintaining the highest standards of diligence and strategic acumen.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as on other considerations, factors and criteria that our management may deem relevant.

Our Acquisition Process

In evaluating a prospective target business, we expect to conduct a thorough due diligence review that will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us.

Initial Business Combination

We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement, our equity, debt or a combination of these as the consideration to be paid in our initial business combination.

If we pay for our initial business combination using shares or debt securities, or we do not use all of the funds released from the trust account for payment of the purchase price in connection with our business combination or for redemptions or purchases of our ordinary shares, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of acquired businesses, the payment of principal or interest due on indebtedness incurred in consummating our initial business combination, to fund the purchase of other companies or for working capital.

We have not entered into a definitive agreement with any specific business combination target. From time to time, we engage in preliminary, exploratory and non-binding contacts and may enter into non-binding indications of interest or letters of intent; any such arrangements, if any, are preliminary and may be modified or terminated at any time as we continue our evaluation process. As of the date of this Annual Report, we have not engaged or retained any agent or other representative to identify or locate acquisition candidates.

Because we have not entered into a definitive agreement with any target business, investors do not have a current basis to evaluate the possible merits or risks of any particular business combination. Although our management will assess the risks inherent in any potential target, we cannot assure you that this assessment will identify all material risks, and certain risks may be outside our control.

NYSE rules require that our initial business combination be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the trust account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of our signing a definitive agreement in connection with our initial business combination. We refer to this as the 80% fair market value test. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination, although there is no assurance that will be the case. In addition, pursuant to NYSE listing rules, our initial business combination must be approved by a majority of our independent directors.

We may seek to raise additional funds through a private offering of debt or equity securities to finance our initial business combination, and we may effectuate an initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. Subject to compliance with applicable securities laws, we would consummate such financing only simultaneously with the consummation of our business combination. In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law or NYSE, we would seek shareholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the issued and outstanding equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to our initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in our initial business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the issued and outstanding capital stock, shares or other equity securities of a target business or issue a substantial number of new shares to third-parties in connection with financing our initial business combination. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% fair market value test. If our initial business combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the target businesses. Notwithstanding the foregoing, if we are not then listed on NYSE for whatever reason, we would no longer be required to meet the foregoing 80% fair market value test.

We filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

Sourcing of Potential Initial Business Combination Targets

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, attorneys, accountants, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds, brokers and other members of the financial community and corporate executives. These target candidates may present solicited or unsolicited proposals. We expect such sources to become aware that we are seeking a business combination candidate by a variety of means, including publicly available information relating to our initial public offering, public relations and marketing efforts, or direct contact by management.

Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates of which they become aware through their contacts. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only if our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. In connection with the completion of our initial business combination, at the option of our management team, we may pay a customary advisory fee, finder’s fee and/or success fee, to a person or entity associated with certain of our officers and directors, in an amount that constitutes a market standard fee for comparable transactions and services provided. Although some of our officers and directors may enter into employment or consulting agreements with the acquired business following our initial business combination, the presence or absence of any such arrangements will not be used as a criterion in our selection process of an acquisition candidate.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors, any of the non-managing sponsor investors, or any of their respective affiliates. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors, or the non-managing sponsor investors, we, or a committee of independent directors, will obtain an opinion from an independent entity that commonly renders valuation opinions that our initial business combination is fair to our company from a financial point of view.

Members of our management team and our independent directors directly or indirectly own our ordinary shares and warrants to purchase our ordinary shares following our initial public offering and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. In particular, because the founder shares were purchased at a purchase price of approximately $0.005 per share, the holders of our founder shares (including certain of our directors and officers that directly or indirectly own founder shares) could make a substantial profit after our initial business combination even if our public shareholders lose money on their investment as a result of a decrease in the post-combination value of their Class A ordinary shares (after accounting for any adjustments in connection with an exchange or other transaction contemplated by the business combination). Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

As more fully discussed in “Conflicts of Interest,” if any of our directors or officers becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our directors and officers currently have fiduciary duties or contractual obligations that may take priority over their duties to us.

Financial Position

With funds available for a business combination initially in the amount of $173,362,500 assuming no redemptions and after payment of $5,175,000 of deferred underwriting fees, but before fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that such additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek shareholder approval for business or other legal reasons.

Under the NYSE’s listing rules, shareholder approval would be required for our initial business combination if, for example:

●	we issue (other than in a public offering for cash) ordinary shares that will be either (a) be equal to or in excess of 20% of the number of our ordinary shares then outstanding or (b) have voting power equal to or in excess of 20% of the voting power then outstanding;

●	any of our directors, officers or substantial security holders (as defined by the NYSE rules) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired and if the number of ordinary shares to be issued, or if the number of ordinary shares into which the securities may be convertible or exercisable, exceeds either (a) 1% of the number of ordinary shares or 1% of the voting power outstanding before the issuance in the case of any of our directors and officers or (b) 5% of the number of ordinary shares or 5% of the voting power outstanding before the issuance in the case of any substantial security holders; or

●	the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

The Companies Act and Cayman Islands law do not currently require, and we are not aware of any other applicable law that will require, shareholder approval of our initial business combination, save if the business combination is structured as a statutory merger or consolidation with another company under the laws of the Cayman Islands which would require the approval of a special resolution.

The decision as to whether we will seek shareholder approval of a proposed business combination in those instances in which shareholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and reasons, which include a variety of factors, including, but not limited to:

●	the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;

●	the expected cost of holding a shareholder vote;

●	the risk that the shareholders would fail to approve the proposed business combination;

●	other time and budget constraints of the company; and

●	additional legal complexities of a proposed business combination that would be time consuming and burdensome to present to shareholders.

Permitted Purchases of Our Securities

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, initial shareholders, directors, officers, advisors or their affiliates may purchase public shares or public warrants in privately-negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares or warrants our initial shareholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and NYSE rules. Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our sponsor, directors, officers, advisors or any of their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. In the event our sponsor, directors, officers, advisors or any of their affiliates determine to undertake any such transactions, such transactions could have the effect of influencing the vote necessary to approve such transaction. None of the funds held in the trust account will be used to purchase public shares or public warrants in such transactions. They will be restricted from making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. We have adopted an insider trading policy which requires insiders to (1) refrain from purchasing securities during certain blackout periods and when they are in possession of any material non-public information and (2) clear certain trades prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

In the event that our sponsor, directors, officers, advisors or any of their affiliates purchase public shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial business combination, such selling shareholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial business combination. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will be required to comply with such rules.

The purpose of any such transaction could be to (1) increase the likelihood of obtaining shareholder approval of our initial business combination, (2) reduce the number of public warrants outstanding or vote such public warrants on any matters submitted to the public warrant holders for approval in connection with our initial business combination or (3) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. To the extent such securities are purchased, such public securities will not be voted as required by Tender Offers and Schedules Compliance and Disclosure Interpretations Question 166.01 promulgated by the SEC.

In addition, if such purchases are made, the public “float” of our securities and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors and/or any of their affiliates anticipate that they may identify the shareholders with whom our sponsor, officers, directors or their affiliates may pursue privately-negotiated purchases by either the shareholders contacting us directly or by our receipt of redemption requests tendered by shareholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such shareholder has already submitted a proxy with respect to our initial business combination. Such persons would select the shareholders from whom to acquire shares based on the number of shares available, the negotiated price per share and such other factors as any such person may deem relevant at the time of purchase. The price per share paid in any such transaction may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our initial business combination. Our sponsor, officers, directors, advisors or their affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsor, officers, directors and/or their respective affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, officers, directors and/or their respective affiliates will not make purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.

Additionally, in the event our sponsor, initial shareholders, directors, officers, advisors and their affiliates were to purchase public shares or warrants from public shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

●	our registration statement/proxy statement filed for our business combination transaction would disclose the possibility that our sponsor, initial shareholders, directors, officers, advisors and their affiliates may purchase public shares or warrants from public shareholders outside the redemption process, along with the purpose of such purchases;

●	if our sponsor, initial shareholders, directors, officers, advisors and their affiliates were to purchase public shares or warrants from public shareholders, they would do so at a price no higher than the price offered through our redemption process;

●	our registration statement/proxy statement filed for our business combination transaction would include a representation that any of our securities purchased by our sponsor, initial shareholders, directors, officers, advisors and their affiliates would not be voted in favor of approving the business combination transaction;

●	our sponsor, initial shareholders, directors, officers, advisors and their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and

●	we would disclose in a Form 8-K, before our security holder meeting to approve the business combination transaction, the following material items:

●	the amount of our securities purchased outside of the redemption offer by our sponsor, initial shareholders, directors, officers, advisors and their affiliates, along with the purchase price;

●	the purpose of the purchases by our sponsor, initial shareholders, directors, officers, advisors and their affiliates;

●	the impact, if any, of the purchases by our sponsor, initial shareholders, directors, officers, advisors and their affiliates on the likelihood that the business combination transaction will be approved;

●	the identities of our security holders who sold to our sponsor, initial shareholders, directors, officers, advisors and their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our sponsor, initial shareholders, directors, officers, advisors and their affiliates; and

●	the number of our securities for which we have received redemption requests pursuant to our redemption offer.

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination, regardless of whether they vote for or against the proposed business combination or do not vote at all, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be approximately $10.05 per public share. The per-share amount we will distribute to public shareholders who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares, placement shares and any public shares they may hold in connection with the completion of our initial business combination. However, our sponsor, officers and directors will be entitled to redemption rights with respect to any public shares held by them if we fail to consummate a business combination or liquidate within the completion window.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination (regardless of whether they vote for or against the proposed business combination or do not vote at all) or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under the law or stock exchange listing requirement. Under NYSE rules, asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would require shareholder approval. We currently intend to conduct redemptions in connection with a shareholder vote unless shareholder approval is not required by applicable law or stock exchange listing requirements and we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other legal reasons.

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other legal reasons, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase our Class A ordinary shares in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than the number of public shares we are permitted to redeem. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

If, however, shareholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain shareholder approval for business or other legal reasons, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

●	file proxy materials with the SEC.

We expect that a final proxy statement would be mailed to public shareholders at least 20 days prior to the shareholder vote. However, we expect that a draft proxy statement would be made available to such shareholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Although we are not required to do so, we currently intend to comply with the substantive and procedural requirements of Regulation 14A in connection with any shareholder vote even if we are not able to maintain our NYSE listing or Exchange Act registration.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law and our amended and restated memorandum and articles of association. In such case, pursuant to the terms of a letter agreement entered into with us, our sponsor, officers and directors have agreed (and their permitted transferees will agree) to vote any founder shares and/or placement shares held by them, and any public shares during or after this offering in favor of our initial business combination (except with respect to any public shares which may not be voted in favor of approving the business combination transaction in accordance with the requirements of Rule 14e-5 under the Exchange Act and any SEC interpretations or guidance relating thereto). We expect that at the time of any shareholder vote relating to our initial business combination, our sponsor and its permitted transferees will own at least 25% of our issued and outstanding ordinary shares entitled to vote thereon. Each public shareholder may elect to redeem their public shares without voting and, if they do vote, irrespective of whether they vote for or against the proposed transaction. In addition, our initial shareholders, directors and officers have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares, placement shares and public shares held by them in connection with the completion of a business combination.

Redemptions of our public shares may be subject to a net tangible asset test or cash requirement pursuant to an agreement relating to our initial business combination. For example, the proposed business combination may require: (1) cash consideration to be paid to the target or its owners; (2) cash to be transferred to the target for working capital or other general corporate purposes; or (3) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all public shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any public shares, and all public shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into following consummation of this offering, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Limitation on Redemption Upon Completion of Our Initial Business Combination If We Seek Shareholder Approval

Notwithstanding the foregoing, if we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to Excess Shares. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our sponsor or its affiliates to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of our public shares could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our sponsor or its affiliates at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the public shares sold in our initial public offering, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination or to abstain from voting. Our sponsor, officers and directors have, pursuant to a letter agreement entered into with us, waived their right to have any founder shares, placement shares or public shares held by them redeemed in connection with our initial business combination. Unless any of our other affiliates acquires founder shares through a permitted transfer from an initial shareholder, and thereby becomes subject to the letter agreement, no such affiliate is subject to this waiver. However, to the extent any such affiliate acquires our public shares through open market purchases, it would be a public shareholder and restricted from seeking redemption rights with respect to any Excess Shares. Clear Street will have the same redemption rights as a public shareholder with respect to any public shares it acquires.

Delivering Share Certificates in Connection with the Exercise of Redemption Rights

We may require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their share certificates (if any) to our transfer agent prior to the date set forth in the tender offer documents, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, rather than simply voting against the initial business combination. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Pursuant to the tender offer rules, the tender offer period will be not less than 20 business days and, in the case of a shareholder vote, a final proxy statement would be mailed to public shareholders at least 20 days prior to the shareholder vote. However, we expect that a draft proxy statement would be made available to such shareholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $100.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the shareholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such shareholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the shareholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s shares in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the general meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the general meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the general meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until the expiration of the completion window.

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our amended and restated memorandum and articles of association provide that we have only 18 months from the closing of our initial public offering (which can be extended two times, each by an additional three months, for a total completion window of up to 24 months), or until such earlier date as our board of directors may approve, to complete our initial business combination. Pursuant to our amended and restated memorandum and articles of association, in order to avail ourselves to each individual three-month extension, we must deposit, or cause to be deposited, into the trust account funds equal to the product of (x) $0.10 and (y) the number of public shares then issued and outstanding. If we are unable to complete our initial business combination within such completion window, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less taxes payable and up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the completion window.

Our sponsor, officers and directors have agreed to waive their rights to liquidating distributions from the trust account with respect to their founder shares and placement shares, as applicable, if we fail to complete our initial business combination within the completion window. However, if our sponsor, officers or directors acquire public shares after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the completion window. Clear Street will have the same redemption rights as a public shareholder with respect to any public shares they acquire.

Our sponsor, officers and directors have agreed, pursuant to a written letter agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association that would (i) modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (ii) with respect to the other material provisions relating to the rights of holders of Class A ordinary shares or pre-business combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares. If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy any applicable net tangible asset requirement (described above), we may determine not to proceed with the amendment or the related redemption of our public shares.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $475,001 of proceeds held outside the trust account at the time of our initial public offering, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds from our initial public offering and the sale of the placement units, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by public shareholders upon our dissolution would be approximately $10.05. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.05. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all third parties (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed time frame, or upon the exercise of a redemption right in connection with our initial business combination or certain amendments to our amended and restated memorandum and articles of association, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.05 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.05 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties under Cayman Islands law may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be substantially less than $10.05 per share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all third parties (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to $475,001 from the proceeds of our initial public offering and the sale of the placement units, and a maximum of $525,000 in loans from our sponsor or one of its affiliates, with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our trust account received by any such shareholder. In the event that our offering expenses exceed our estimate of $600,000, we may fund such excess with funds from the funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $600,000, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount.

If we file a bankruptcy or winding-up petition or an involuntary bankruptcy winding-up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy or insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy or insolvency claims deplete the trust account, we cannot assure you we will be able to return $10.05 per share to our public shareholders. Additionally, if we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover all amounts received by our shareholders. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the trust account only upon the earlier of (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other material provisions relating to the rights of holders of Class A ordinary shares or pre-business combination activity and (iii) the redemption of all of our public shares if we are unable to complete our initial business combination within the completion window, subject to applicable law. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a public shareholder’s voting in connection with the business combination alone will not result in a public shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we expect to encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. While we believe there are numerous target businesses we could potentially acquire with the net proceeds from our initial public offering and the sale of the placement units, our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination, and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. This may make it more difficult for us to consummate an initial business combination with a target business. Any of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Facilities

We currently maintain our executive offices at Suite 4005-4006, 40/F, One Exchange Square 8 Connaught Place, Central, Hong Kong. We consider our current office space adequate for our current operations.

Employees

We have 5 officers. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that our officers or any other members of our management team will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

Periodic Reporting and Financial Information

Our units, Class A ordinary shares and warrants are registered under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public auditors.

We will provide shareholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to shareholders to assist them in assessing the target business. These financial statements may be required to be prepared in accordance with, or be reconciled to, U.S. GAAP, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2026 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. For additional risks relating to our operations carefully consider the factors discussed in “Risk Factors” of our prospectus dated May 2, 2025 (the “Prospectus”), which could materially affect our business, financial condition or future results. There have been no material changes during fiscal year 2025 to the risk factors that were included in the Prospectus.

Item 1B. Unresolved Staﬀ Comments.

None.

Item 1C. Cybersecurity.

Although, as a blank check company, we do not have any operations, we are nonetheless subject to the risk of cybersecurity incidents. Among other things, the investments in our trust account and bank deposits may be vulnerable to such incidents, and we may depend on the digital technologies of third parties. We and third parties may be subject to cybersecurity attacks or security breaches. To the extent that we rely on the technologies of third parties, we depend upon the personnel and the processes of such third parties to protect against cybersecurity incidents, and we have no personnel or processes of our own for this purpose. In the event of a cybersecurity incident impacting us, our management team will report to the Board of Directors and provide updates on the management team’s incident response plan for addressing and mitigating any risks associated with such an incident. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss. We have not encountered any cybersecurity incidents since our initial public offering. In addition to our own cybersecurity risks, any proposed business combination target may have been subject to, or may in the future be subject to, cybersecurity incidents.

Item 2. Properties.

We currently maintain our executive offices at Suite 4005-4006, 40/F, One Exchange Square 8 Connaught Place, Central, Hong Kong. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

To the knowledge of our management team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our securities, Class A ordinary shares, and warrants are listed on the NYSE under the symbols “COPLU”, “COPL”, and “COPLW”, respectively.

Holders

As of December 31, 2025, there were six holders of record of our securities, two holders of record of our Class A ordinary shares, one holder of record of our Class B ordinary shares, one holder of record of our public warrants, one holder of record of our private placement warrants, and two holders of record of our units. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose units, Class A ordinary shares and public warrants are held of record by banks, brokers and other financial institutions.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial conditions subsequent to completion of an initial business combination. The payment of any cash dividends subsequent to an initial business combination will be within the discretion of our board of directors at such time. If we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

On December 3, 2024, our sponsor paid certain offering costs that aggregated to $25,000 in exchange for 5,750,000 founder shares. Such securities were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. Our sponsor is an accredited investor for purposes of Rule 501 of Regulation D.

Simultaneously with the closing of our initial public offering, our sponsor purchased from us, on a private placement basis, 555,893 placement units for an aggregate purchase price of $4,093,750. This issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Following the closing of our initial public offering, a total of $173,362,500 comprised of the proceeds from the initial public offering (which amount includes $5,175,000 of the underwriters’ deferred discount) and the private placement, was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee. The proceeds held in the trust account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. The specific investments in our trust account may change from time to time.

Other than as described above, there has been no material change in the planned use of the proceeds from our initial public offering and the private placement as is described in our final Prospectus related to our IPO.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

For the year ended December 31, 2025, we had a net income of $4,133,810, which consisted primarily of dividends earned on marketable securities held in trust account, partially offset by general and administrative expenses. For the period from November 26 (inception) through December 31, 2024, we had a net loss of $68,787, which consisted of general and administrative expenses.

Liquidity and Capital Resources

On May 2, 2025, we consummated our IPO of 15,000,000 units (the “Units”), at $10.00 per Unit, generating gross proceeds of $150,000,000. Simultaneously with the closing of our IPO, we consummated the sale of 499,643 Private Placement Units at a price of $10.00 per Private Placement Unit for the first 67,500 Private Placement Units purchased and at a price of $7.00 per Private Placement Unit for the remaining Private Placement Units in a private placement to our sponsor, Copley Acquisition Sponsors, LLC (the “Sponsor”), generating total gross proceeds of $3,700,001.

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

We expect our primary liquidity requirements during that period to include approximately $200,000 for legal, accounting, due diligence, travel and other expenses in connection with any business combinations; $75,000 for legal and accounting fees related to regulatory reporting requirements; $85,000 for NYSE continued listing fees; $100,000 for directors’ and officers’ insurance and $15,000 for general working capital that will be used for miscellaneous expenses and reserves, net of estimated interest income.

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

Going Concern Consideration

As of December 31, 2025, the Company had cash of $67,568 and a working capital deficit of $78,092. The Company has incurred and expects to continue to incur significant costs as a publicly traded company, to evaluate business opportunities, and to close on a Business Combination. Such costs will be incurred prior to generating any operating revenues. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, “Presentation of Financial Statements - Going Concern,” management had determined that the Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the financial statements. This liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern.

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

There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful within the Completion Window. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Due to Related Party

The Sponsor paid certain formation, operating or deferred offering costs on behalf of the Company. These amounts are due on demand and non-interest bearing. During the period from November 26, 2024 (inception) through May 2, 2025, the Sponsor paid $276,803 on behalf of the Company, of which $25,000 was paid in exchange for the issuance of Founder Shares and $251,803 was transferred into the Promissory Note. As of December 31, 2025 and 2024, the amount due to the related party was $0 and $72,773, respectively.

Promissory Note - Related Party

On December 3, 2024, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $700,000. On April 18, 2025, the Promissory Note was amended and restated, resulting in a reduction of the maximum aggregate principal amount to $525,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2025, or (ii) the consummation of the Initial Public Offering. After borrowing under the Promissory Note, the loans was to be repaid upon completion of the Initial Public Offering out of the offering proceeds not held in the Trust Account.

As of December 31, 2024, there were no amounts outstanding under the Promissory Note. On May 2, 2025, the $251,803 balance due to the Sponsor was transferred into the Promissory Note. On May 30, 2025, $105,194 of these borrowings were repaid using proceeds not held in the Trust Account, resulting in a balance of $146,609, which was transferred into a Working Capital Loan on June 12, 2025. Following the repayment and transfer, the Promissory Note was settled in full, resulting in no balance as of December 31, 2025, and no further borrowings are permitted under its terms.

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

As of December 31, 2024, no Working Capital Loans were outstanding. On June 12, 2025, the Company entered into a Working Capital Loan with the Sponsor, pursuant to which the Company may borrow up to $450,000. The Working Capital Loan is non-interest bearing and matures on the earlier of (i) the date on which the Business Combination is consummated and (ii) the Company’s liquidation and is subject to conversion into units (as disclosed above). On June 12, 2025, the $146,609 balance on the Promissory Note was transferred into the Working Capital Loan, resulting in a $146,609 balance outstanding as of December 31, 2025. As of December 31, 2025 and 2024, no Extension Loans were outstanding.

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

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of December 31, 2025, we have not identified any critical accounting policies or estimates.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of December 31, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data.

This information appears following Item 15 of this Annual Report on Form 10-K and is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to Management, including our Co-Chief Executive Officers and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Oﬃcers and Corporate Governance.

Directors and Executive Officers

Name	Age	Title
Francis Chi Yin Ng	40	Co-Chief Executive Officer, Director
Chibo Tang	40	Co-Chief Executive Officer, Director
Menghan “Henry” Zhang	39	Chief Financial Officer, President, Director
Tok Li	41	Chief Legal Officer
Chun Kit Chu	41	Chief Marketing Officer
Jean-Baptiste Djebbari	44	Director
Rebecca Fannin	71	Director
Dr. Y. Shirley Meng	49	Director
Bob Whitsitt	70	Director

Francis Chi Yin Ng has served as our Co-Chief Executive Officer since December 3, 2024, and as a member of the board of directors since December 19, 2024. Mr. Ng has over 18 years of fixed income/credit investment experience in Hong Kong, Singapore, South Korea, Mainland China, Australia, the United Kingdom, and the United States. He has invested over $1 billion of debt and equity capital over different types of transaction such as property investment, development project, pre-IPO investment, bridge loan, mezzanine debt and distressed asset, non-performing loan, and asset portfolio acquisition.

Since 2018, Mr. Ng has served as the Chief Investment Officer at Pacific Aegis Capital Management Group (PACM), a global real estate private credit investment management firm specialize in distressed real assets investments in developed markets. Prior to founding PACM, Mr. Ng served as the Asia Credit Opportunities Fund Portfolio Manager at an international hedge fund, Vice President and Deputy Portfolio Manager at Tianli Financial Holdings from 2016 to 2018, Vice President at Softbank Investment (SBI) from 2014 to 2016, Assistant Vice President at Syz Asset Management from 2012 to 2014, Associate at JPMorgan Asset Management from 2011 to 2012, and Associate with Fixed Income, Commodities and Currencies Division at UBS AG Hong Kong.

Mr. Ng obtained his Master of Business Administration from the Hong Kong University of Science and Technology in Hong Kong and his Bachelor of Business Administration in Airport Management and Bachelor of Science in Aeronautics from the University of North Dakota in the United States. He is currently a 3rd year doctoral student of the Doctor of Business Administration programme at the Hong Kong University of Science and Technology and is expected to graduate in 2026.

Mr. Ng is a Fellow Certified Management Accountant, a Fellow of the Institute of Financial Accountants, and a Fellow of the Institute of Public Accountants.

Mr. Ng was the President and Chief Financial Officer of Black Spade Acquisition Co from March 2021 to August 2023 when it merged with Vinfast, a leading Vietnamese automaker and the first Vietnamese business to list in the U.S. by way of a $23 billion business combination, which now trades on the Nasdaq under the symbol “VFS.” As Chief Financial Officer, Mr. Ng oversaw the preparation of periodic financial reports of Black Spade Acquisition Co, which raised approximately $170 million in its initial public offering on the New York Stock Exchange.

Chibo Tang has served as our Co-Chief Executive Officer since December 3, 2024 and became a member of the board of directors following our initial public offering.

Mr. Tang has served as a Managing Partner of Gobi Partners, a leading early-stage venture capital firm in Asia with $1.6 billion AUM since July 2012. Mr. Tang is a well-recognized tech investor in the region, featured in the June 2023 cover edition of Tatler Hong Kong, and named to Tatler Asia’s Most Influential List in 2021 and 2023, China LP Club’s Top 20 Most Influential GP of the Year 2023, and Global Corporate Venturing Top 10 Emerging Leader in 2020 to name a few.

Mr. Tang joined Gobi in 2009 and has been investing in tech startups for over 15 years. He now leads Gobi’s Greater Bay Area (GBA) practice based out of Hong Kong and manages multiple funds in the region. To date, he has invested over $200 million in numerous portfolio companies, which include unicorns such as global payments and financial platform Airwallex, blockchain gaming and NFT giant Animoca Brands, leading autonomous driving company AutoX, financial technology company and virtual bank Welab, and global e-commerce and digital supply chain platform Xingyun Group.

Prior to Gobi, Mr. Tang started his career at Monitor Group as a management consultant based in China where he worked on various projects across the APAC region including in the Philippines, Thailand, Singapore, and the Middle East. He also spent time at The Bosch Group as Senior Manager of Corporate Strategy in Asia Pacific, where he worked on business and strategy development for the company in China.

Mr. Tang received his Bachelor of Arts degree in Applied Mathematics and Economics from Harvard College and received his Master of Business Administration in Finance from China Europe International Business School (CEIBS).

Mr. Tang has been featured and quoted by leading financial media including Forbes, Bloomberg, Financial Times, New York Times, CNBC, South China Morning Post, DealStreetAsia, Asia Venture Capital Journal, and Hong Kong Economic Journal, amongst many others. He is also a regular columnist contributor for Capital Magazine in Hong Kong, writing on the latest investment trends in the region.

Menghan “Henry” Zhang has served as our Chief Financial Officer and President since December 19, 2024, and has served as a member of the board of directors since our initial public offering. Since May 2021, Mr. Zhang has served as is the President and Managing Partner of Hermitage Capital, a tech focused global private equity firm with over $1 billion AUM. Mr. Zhang was named Forbes China’s “Venture Capital 100” in 2023, Forbes China’s “Top 100 Most Influential Chinese Elites” in 2023 and “36 under 36 Investors” by 36Kr.

Mr. Zhang led Hermitage Capital’s investments into global technology leaders, including large language model companies, autonomous driving solution provider Horizon Robotics, AI smart manufacturing provider SmartMore, AI drug discovery company XTalPi, LiDAR provider Seyond, computational storage solution provider ScaleFlux, solid-state EV battery provider Factorial Energy, Web3 DeFi company ConsenSys, distributed SQL database provider PingCAP, etc.

Prior to Hermitage Capital, Mr. Zhang spent 11 years as an investment banker, holding various senior positions including Executive Director and Head of China Enterprise Technology Investment Banking at J.P. Morgan from December 2018 to February 2021, Vice President and Operating Officer at China Investment Banking at Morgan Stanley from August 2014 to December 2018, and Associate Director of Asia-Pacific Investment Banking Department at UBS from July 2010 to July 2014. During his investment banking career, Mr. Zhang has completed over 60 deals with combined transaction value of over $60 billion.

Mr. Zhang attended Owner/President Management Program at Harvard Business School. He has completed Executive Leadership Development Program at Stanford Graduate School of Business. Mr. Zhang received his Bachelor of Business Management (major in Finance) and Bachelor of Science in Economics from Singapore Management University with Magna Cum Laude.

Mr. Zhang has been featured and quoted by leading financial media including Wall Street Journal, Financial Times, Reuters and South China Morning Post. He is also a frequent speaker at global conferences including Future Investment Initiative (FII), Harvard College China Forum, Hong Kong Stock Exchange Future Tech Summit, Arab-China Business Conference as well as leading universities including Harvard, Yale, Stanford, MIT, University of Pennsylvania, Shanghai Jiao Tong University on topics related to technology investment.

Tok Li has served as our Chief Legal Officer since December 19, 2024. Since November 2022, Mr. Li has served as the Head of Legal and Managing Director at PACM and is responsible for the legal affairs of the Group. Prior to joining PACM, Mr. Li was a counsel between May 2022 to October 2022, Senior Managing Associate between May 2019 to April 2022, Managing Associate from May 2016 to April 2019, and Associate from February 2015 to May 2016 at international law firm Bird & Bird. During his seven-plus years at Bird & Bird, he was involved in a broad range of corporate finance work including initial public offerings and public company takeovers. After an IPO or takeover, he continued to advise clients on secondary debt and equity issues, Listing Rules compliance, corporate governance, and regulatory investigations.

Mr. Li was qualified as a solicitor in Hong Kong in 2009 and in England and Wales in 2012. Prior to Bird & Bird, he was an associate at international law firm King & Wood Mallesons from October 2009 to January 2015. Throughout his career, he also advised clients on a number of cross-border mergers and acquisitions, joint ventures and corporate restructurings, and on various equity or debt financing transactions.

Mr. Li obtained his Bachelor of Laws and PCLL at The University of Hong Kong in 2006 and 2007, respectively.

Chun Kit Chu, who has served as our Chief Marketing Officer since December 19, 2024, has more than 16 years’ experience in private equity and portfolio management in Hong Kong SAR (Special Administrative Region), Mainland China, Singapore and United States. He has served as a Managing Director at Hermitage Capital since May 2022 and has been involved in private equity transactions over $100 million in deep technology space such as artificial intelligence, electric vehicle and semiconductor.

Before joining Hermitage Capital, Mr. Chu was responsible in managing over $500 million of portfolio constituted by different asset class such as equity, fixed income, currency, commodity and alternative investment in his previous capacity such as Director at UBS Securities (China) between April 2020 and April 2022 and Investment Consultant at J.P.Morgan Chase Private Bank between September 2011 and December 2013. Prior to UBS, Mr. Chu served as analyst at the prime brokerage department at Merrill Lynch between September 2009 and September 2011 where he was responsible for covering a range of equity finance products across Asia market and working closely with lending team to develop synthetic and securities lending offering for hedge fund clients.

Besides working in globally renowned financial institutions, Mr. Chu was the co-founder of Movieseek Media where he was responsible of leading the fund raising, finance and accounting team between January 2014 and December 2019.

Mr. Chu obtained his Bachelor of Business Administration in Finance and Economics at Hong Kong University of Science and Technology. He is a certified Financial Risk Manager.

Jean-Baptiste Djebbari has served on our board of directors since our initial public offering and has a track record of excellence in the fields of aviation, transportation, and energy. He started his career as an airline pilot before gaining executive positions in air carriers and, while serving as the French Minister of Transports, focused on developing sustainable aviation fuels. Mr. Djebbari previously served as a member of the French Parliament from June 2017 to September 2019. In 2019, he was appointed to the French government, served as Secretary of State for Transport from September 2019 to July 2020, and as Minister for Transport from July 2020 to May 2022. As Minister of Transports, he focused on the modernization of the rail system, decarbonization of the automotive and aviation sectors, and the development of satellite capability for transport, and he created the Advanced research agency for Transport (Agence d’innovation dans les Transports) to work on breakthrough technologies in the fields of mobility and logistics.

After politics, Mr. Djebbari served as the executive Chairman of Hopium, a French start-up that develops hydrogen fuel-cell systems and vehicles, where he restructured the company’s strategy, developed plans for industrialization, optimized the company’s workforce, and developed key partnerships, from June 2022 through March 2023. Since February 2023, Mr. Djebbari has served as Managing Partner of Magellim Group’s infrastructure business, a fund dedicated to the financing of infrastructures in the fields of green energy, decarbonized mobility, and resource preservation.

Mr. Djebbari also serves on the boards of several companies in the aerospace sector, including E-SPACE (since June 2023) and Look Up Space (advisory board member since June 2023), and advises several companies and funds with a focus on industrialization and international development. He has also invested in start-ups in the field of mobility.

Mr. Djebbari graduated from Ecole Nationale de l’Aviation Civileand Ecole Polytechnique. He was also an auditor of the Institute of Advanced Studies of national defense from 2022 to 2023 and is Air Force colonel of the French army reserve. We believe Mr. Djebbari is qualified to serve on our board of directors due to his experience serving in leadership positions and knowledge of the technology sector.

Dr. Y. Shirley Meng has served on our board of directors since our initial public offering and has served as the Liew Family Professor of the Pritzker School of Molecular Engineering at the University of Chicago since January 2022. In connection with her professorship at the University of Chicago, Dr. Meng is the principal investigator of the research group - Laboratory for Energy Storage and Conversion (LESC), through which several startup companies have formed and spun out, including South 8 Technologies (established in 2017, focusing on LiGas® electrolytes for safety and performance), UNIGRID Battery (established in 2020, focusing on high energy safe sodium batteries), and ExPost Technologies (established in 2022, focusing on PRIMEÒ direct recycling of lithium-ion batteries). She is the author and co-author of more than 320 peer-reviewed journal articles, 2 book chapters and over 20 issued and pending patents. Dr. Meng is a world leader in materials science for energy storage. Among her contributions are discoveries of novel electrolyte/electrode materials and solid-state superionic conductors for both lithium and sodium batteries. Dr. Meng pioneered the use of cryogenic microscopy for battery materials and invented a few characterization tools such as titration gas chromatography (TGC) for quantifying “dead” lithium batteries, which significantly enhances the safety of lithium metal battery. Her work has transformed the ways we can design and manipulate energy storage materials for batteries. Dr. Meng is a Fellow of Electrochemical Society (FECS), Fellow of Materials Research Society (FMRS) and Fellow of American Association for the Advancement of Science (AAAS). She has served as the Chief Scientist for Energy Storage Science at Argonne National Laboratory and director of the Energy Storage Research Alliance since January 2022. Dr. Meng is also the director of Energy Storage Research Alliance (ESRA), an innovation hub funded in 2024 by US Department of Energy, Office of Science. Dr. Meng served in various professorship roles at the University of California San Diego between November 2009 and January 2021 and serves as a scientific advisory board member for several startups and public companies, including Advano, Ensurge Micropower, SES and Shell.

We believe Dr. Meng is qualified to serve on our board of directors due to her extensive scientific knowledge and experience serving as a scientific advisory board member.

Rebecca Fannin has served on our board of directors since our initial public offering and is an international business journalist, author, and media entrepreneur. In 2010, Ms. Fannin founded Silicon Dragon Ventures, an online media and events group focused on startups and venture capital which she still leads today. Ms. Fannin has also served as a special contributor to CNBC, covering disruptive technology since January 2013.

Ms. Fannin’s four books - Silicon Heartland, Silicon Dragon, Startup Asia, and Tech Titans of China - have been translated in 10 languages and favorably reviewed by the Wall Street Journal and the Financial Times, among others. Ms. Fannin has been represented by Leading Authorities since May 2010 and has presented at Brookings, Harvard, Carnegie Mellon, and Oxford, among others, and appeared on CNBC’s Squawk Box, BBC, CNN, and Bloomberg.

As an international editor at Red Herring (March 1999 to February 2021) and AVCJ (March 2001 to December 2009) in, and as a columnist for Forbes from February 2010 to December 2019, Ms. Fannin followed the venture capital trail from Silicon Valley to Asia’s emerging markets and reported about the region’s entrepreneurial boom from Southeast Asia to India and Greater China. Ms. Fannin has covered many innovative global businesses and interviewed several visionary leaders for influential publications including Harvard Business Review.

Ms. Fannin resides in New York City, where she is a member of the Overseas Press Club, and an adviser at a university-affiliated venture group. We believe Ms. Fannin is qualified to serve on our board of directors due to her extensive knowledge of the technology sector.

Bob Whitsitt has served on our board of directors since our initial public offering and is an attorney and best-selling author with more than 40 years of experience in professional sports management. In 2023, Mr. Whitsitt authored the book “Game Changer, An Insider’s Story of the Sonics’ Resurgence, the Trail Blazers’ Turnaround, and the Deal that Saved the Seahawks.” Since 2022, Mr. Whitsitt has sat on the independent board of Main Street Sports Group (formerly known as Diamond Sports Group), a leading provider of local sports programming in the United States. After receiving his juris doctor in 2021, Mr. Whitsitt established a law practice, where he offers negotiation, mediation and settlement services. From 2018 to 2021, Mr. Whitsitt served as Chief Sports Advisor of Wildcat Capital Management.

Mr. Whitsitt spent 25 years in the NBA, including nine seasons as President and General Manager of the Portland Trail Blazers from 1994 to 2003 and eight seasons as President and General Manager of the Seattle Supersonics from 1986 to 1994. During his tenure, Mr. Whitsitt’s teams made the playoffs in 16 of 17 seasons and he was selected NBA Executive of the Year in 1994.

From 1996 to 2005, Mr. Whitsitt served as President of the NFL’s Seattle Seahawks, during which time he negotiated the acquisition of the franchise and led a successful statewide referendum securing $300 million in public funding to build a new football/soccer stadium. In addition, he helped rebuild an organization that hadn’t made the playoffs for 10 years into a championship contender that made it to the Super Bowl in the 2005-2006 NFL season.

Mr. Whitsitt received his juris doctor and graduated magna cum laude from Mitchell Hamline School of Law in 2021. Mr. Whitsitt also earned a Master of Arts in Sports Administration from Ohio State University in 1978, and a Bachelor of Science in Communication from the University of Wisconsin Stevens Point in 1977.

Family Relationships

There are no family relationships among executive officers and directors of the Company to disclose.

Involvement in Certain Legal Proceedings

During the last ten years, none of our officers, directors, promoters or control persons have been involved in any legal proceedings as described in Item 401(f) of Regulation S-K.

Number and Terms of Office of Officers and Directors

Our board of directors consists of 7 members. We only have one class of directors. Prior to our initial business combination, as long as there are Class B ordinary shares outstanding, holders of our founder shares will have the right to appoint all of our directors and remove members of the board of directors for any reason, and holders of our public shares will not have the right to vote on the appointment or removal of directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by the affirmative vote of a majority of at least 90% (or, where such amendment is proposed in respect of the consummation of our initial business combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company, or a resolution approved in writing by all of the holders of the issued shares entitled to vote on such matter. Subject to any other special rights applicable to the shareholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board of directors or by an ordinary resolution of our shareholders (or, prior to our initial business combination, an ordinary resolution approved by the holders of our founder shares).

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provide that our officers may consist of, without limitation, a Chairman, Chief Executive Officer, President, Chief Financial Officer, Chief Operating Officer, Vice Presidents, Secretary, Assistant Secretaries, Treasurer and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

We have three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Each committee operates under a charter that has been approved by our board and has the composition and responsibilities described below. Subject to phase-in rules and a limited exception, NYSE rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and NYSE rules require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

We have established an audit committee of the board of directors. Mr. Djebbari, Ms. Fannin and Dr. Meng serve as members of our audit committee. Under NYSE listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Mr. Djebbari, Ms. Fannin and Dr. Meng each meet the independent director standard under NYSE’s listing standards and under Rule 10A-3(b)(1) of the Exchange Act, and Mr. Djebbari serves as chairman of the audit committee.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Djebbari qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

The audit committee is responsible for:

●	assisting board oversight of (i) the integrity of our financial statements, (ii) our compliance with legal and regulatory requirements, (iii) our independent registered public accounting firm’s qualifications and independence, and (iv) the performance of our internal audit function and independent registered public accounting firm;

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent auditors;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent auditors describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within, the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent registered public accounting firm, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors. The members of our compensation committee are Mr. Whitsitt and Ms. Fannin, and Mr. Whitsitt serves as chairman of the compensation committee.

The compensation committee is responsible for:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Co-Chief Executive Officers’ compensation, evaluating our Co-Chief Executive Officers’ performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Co-Chief Executive Officers’ based on such evaluation;

●	reviewing and approving the compensation of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by NYSE and the SEC.

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee of our board of directors. The members of our nominating and corporate governance are Mr. Whitsitt and Dr. Meng and Mr. Whitsitt serves as chairman of the nominating and corporate governance committee.

The nominating and corporate governance committee is responsible for:

●	identifying, screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the board, and recommending to the board of directors candidates for nomination for election at the annual meeting of shareholders or to fill vacancies on the board of directors;

●	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

●	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and

●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The charter provides that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and will be directly responsible for approving the search firm’s fees and other retention terms.

In general, in identifying and evaluating nominees for director, our board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders. Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serve, or in the past year have served, (i) as a member of the compensation committee or board of directors of another entity, one of whose executive officers served on our compensation committee, or (ii) as a member of the compensation committee of another entity, one of whose executive officers served on our board of directors.

Code of Business Conduct and Ethics

We have adopted a code of ethics applicable to our directors, officers and employees (“Code of Ethics”) that complies with the rules and regulations of NYSE. The Code of Ethics codifies the business and ethical principles that govern all aspects of our business. A copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

●	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

●	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

●	duty to not improperly fetter the exercise of future discretion;

●	duty to exercise powers fairly as between different sections of shareholders;

●	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

●	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge, skill and experience which that director has.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings.

In addition, members of our management team and our board of directors directly or indirectly own founder shares and/or placement units following our initial public offering, as set forth in “Principal Shareholders,” and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

Each of our directors and officers presently has, and in the future any of our directors and our officers may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present acquisition opportunities to such entity. Accordingly, subject to his or her fiduciary duties under Cayman Islands law, if any of our officers or directors becomes aware of an acquisition opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will need to honor his or her fiduciary or contractual obligations to present such acquisition opportunity to such entity. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which (a) may be a corporate opportunity for any director or officer, on the one hand, and us, on the other unless such opportunity is expressly offered to such director or officer in their capacity as a director or officer of the company and the opportunity is one the company is legally and contractually permitted to undertake and would otherwise be reasonable for the company to pursue or (b) the presentation of which would breach an existing legal obligation of a director or officer to any other entity. Our directors and officers are also not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. Accordingly, if any of the above directors or officers become aware of a business combination opportunity which is suitable for any of the above entities to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to his or her fiduciary duties under Cayman Islands law. We do not believe, however, that any fiduciary duties or contractual obligations of our directors or officers would materially undermine our ability to complete our business combination.

Potential investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. For a complete description of our management’s other affiliations, see “— Directors and Officers.”

●	Each of the holders of the founder shares and placement units has agreed that his, her or its founder shares and placement shares, as applicable, will be subject to transfer restrictions and that he, she or it will not sell or transfer such shares until the applicable forfeiture provisions no longer apply. Holders of founder shares and placement shares have agreed to waive their redemption rights with respect to their founder shares and placement shares, as applicable, (i) in connection with the consummation of a business combination, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window, or (B) with respect to any other material provisions relating to the rights of holders of Class A ordinary shares or pre-initial business combination activity and (iii) if we fail to consummate a business combination within the completion window or if we liquidate prior to the expiration of the completion window. Our sponsor, officers and directors have also agreed to waive their redemption rights with respect to any public shares held by them in connection with the consummation of a business combination and in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window, or (B) with respect to any other material provisions relating to the rights of holders of Class A ordinary shares or pre-initial business combination activity. However, our sponsor, officers and directors will be entitled to redemption rights with respect to any public shares held by them if we fail to consummate a business combination or liquidate within the completion window. To the extent our holders of founder shares or placement shares transfer any of these securities to certain permitted transferees, such permitted transferees will agree, as a condition to such transfer, to waive these same redemption rights. If we do not complete our initial business combination within the completion window, the portion of the proceeds of the sale of the placement units placed into the trust account will be used to fund the redemption of our public shares. There will be no redemption rights or liquidating distributions with respect to our founder shares, placement shares or placement warrants, which will expire worthless if we do not consummate an initial business combination within the completion window. Except as described under “Principal Shareholders — Transfers of Founder Shares and Placement Units”, the founder shares, placement units and their underlying securities will not be transferable, assignable or salable.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

●	Our officers, directors, shareholders or affiliates may be paid fees upon the successful completion of our initial business combination as described above.

●	our sponsor and members of our management team directly or indirectly own our securities following our initial public offering, and accordingly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	In the event our sponsor or members of our management team provide loans to us to finance transaction costs and/or incur expenses on our behalf in connection with an initial business combination, such persons may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as such loans may not be repaid and/or such expenses may not be reimbursed unless we consummate such business combination.

●	We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors, any of the non-managing sponsor investors, or any of their respective affiliates, or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors, the non-managing sponsor investors, or any of their respective affiliates; accordingly, such affiliated person(s) may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as such affiliated person(s) would have interests different from our public shareholders and would likely not receive any financial benefit unless we consummated such business combination.

●	Our sponsor, officers and directors may participate in the formation of, or become an officer or director of, any other blank check company prior to completion of our initial business combination. As a result, our sponsor, officers or directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they may become involved. Although we have no formal policy in place for vetting potential conflicts of interest, our board of directors will review any potential conflicts of interest on a case-by-case basis.

●	Our officers and directors will be compensated upon the closing of our initial business combination. As a result, our officers and directors may be more willing to pursue a business combination with a riskier or less-established target business than would be the case if they were not to receive compensation upon the consummation of an initial business combination.

The conflicts described above may not be resolved in our favor.

Accordingly, as a result of multiple business affiliations, our officers, directors and director nominees may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Below is a table summarizing the entities to which our officers, directors and director nominees currently have fiduciary duties or contractual obligations:

Individual(1)	Entity	Affiliation
Francis Chi Yin Ng	Pacific Aegis Capital Management Group	Managing Director and Chief Investment Officer
Chibo Tang	Gobi Partners	Managing Partner
Menghan “Henry” Zhang	Hermitage Capital	President and Managing Partner
Tok Li	Pacific Aegis Capital Management Group	Managing Director and Group General Counsel
Chun Kit Chu	Hermitage Capital	Managing Director
Jean-Baptiste Djebarri	Magellim Group – Infrastructure	Managing Partner
Rebecca Fannin	None
Y. Shirley Meng	None
Bob Whitsitt	Main Street Sports Group	Board member

(1)	Each of the entities listed in this table may have priority and preference relative to our company with respect to the performance by each individual listed in this table of his obligations and the presentation by each such individual of business opportunities.

Accordingly, if any of the above officers or directors become aware of a business combination opportunity which is suitable for any of the above entities to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to his or her fiduciary duties under Cayman Islands law. We do not believe, however, that any of the foregoing fiduciary duties or contractual obligations will materially affect our ability to complete our initial business combination, because, although many of the foregoing entities are involved in the financial services industry broadly defined, the specific industry focuses of a majority of these entities differ from our focus on financial technology businesses and the type or size of the transaction that such companies would most likely consider are of a size and nature substantially different than what we are targeting.

Our sponsor or any of its affiliates may make additional investments in the company in connection with the initial business combination, although our sponsor and its affiliates have no obligation or current intention to do so. If our sponsor or any of its affiliates elects to make additional investments, such proposed investments could influence our sponsor’s motivation to complete an initial business combination. In addition, until we consummate our initial business combination, affiliates of our sponsor, and our officers and directors may also participate in the formation of, or become an officer or director of, another special purpose acquisition company.

In the event that we submit our initial business combination to our public shareholders for a vote, our sponsor, officers and directors have agreed, pursuant to the terms of a letter agreement entered into with us, to vote any founder shares and/or placement shares held by them (and their permitted transferees will agree), and any public shares purchased during or after our initial public offering, in favor of our initial business combination, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the business combination transaction.

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association provide for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect.

We will enter into agreements with our directors and officers to provide contractual indemnification in addition to the indemnification provided for in our amended and restated memorandum and articles of association. We may purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced directors and officers.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Item 11. Executive Compensation.

Officer and Director Compensation

None of our executive officers or directors have received any cash compensation for services rendered. We are not prohibited from paying any fees (including advisory fees), reimbursements or cash payments to any of our sponsor, officers or directors, or any of their respective affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination, including the following payments, all of which, if made prior to the completion of our initial business combination, will be paid from funds held outside the trust account: (i) repayment of loans made to us prior to the date of our initial public offering by our sponsor to cover offering-related and organization expenses, (ii) repayment of loans that our sponsor, members of our management team or any of their respective affiliates may make to finance transaction costs in connection with an intended initial business combination (provided that if we do not consummate an initial business combination, we may use working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment), (iii) at the closing of our initial business combination, at the option of our board of directors, a customary advisory fee, finder’s fee and/or success fee, to a person or entity associated with certain of our officers and directors, in an amount that constitutes a market standard advisory fee for comparable transactions and services provided; and (iv) to reimburse for any out-of-pocket expenses related to identifying, investigation and completing an initial business combination. Our audit committee will review on a quarterly basis all payments made by us to our sponsor, officers or directors or any of their controlled affiliates.

In consideration of services to be rendered to us, we and our sponsor have agreed to compensate our directors and officers upon the completion of an initial business combination and subject to the recipients continued service from our initial public offering through the closing of our initial business combination.

Our independent directors shall receive a cash payment of $60,000 and our sponsor shall transfer to each independent director 24,000 founder shares. Additionally, our sponsor shall transfer the following number of founder shares to the individuals listed below:

●	Francis Chi-Yin Ng (Co-Chief Executive Officer) – 200,000 founder shares

●	Chibo Tang (Co-Chief Executive Officer) – 200,000 founder shares

●	Menghan Zhang (Chief Financial Officer) – 100,000 founder shares

●	Chun Kit Chu (Chief Marketing Officer) – 100,000 founder shares

●	Tok Li (Chief Legal Officer) – 100,000 founder shares

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time such materials are distributed, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Equity Compensation Plan Information

As of December 31, 2025, we do not have any equity compensation plans in place.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of December 31, 2025. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Annual Report.

The beneficial ownership of our ordinary shares is based on 17,978,393 Class A ordinary shares and 5,750,000 Class B ordinary shares as of December 31, 2025.

Name and Address of Beneficial Owner(1)	Number of Class A Ordinary Shares Beneficially Owned	Number of Founder Shares Beneficially Owned(2)	Approximate Percentage of Total Voting Power
Copley Acquisition Sponsors, LLC (our sponsor)(3)	555,893	5,750,000	26.57%
Francis Chi Yin Ng	-	-	-
Chibo Tang	-	-	-
Menghan “Henry” Zhang	-	-	-
Tok Li(3)	555,893	5,750,000	26.57%
Chun Kit Chu	-	-	-
Rebecca Fannin	-	-	-
Jean-Baptiste Djebbari	-	-	-
Y. Shirley Meng	-	-	-
Bob Whitsitt	-	-	-
All executive officers and directors as a group (9 individuals)(3)	-	-	-
Karpus Management, Inc.(4)	1,359,828	-	5.73%
Aristeia Capital, L.L.C.(5)	1,085,430	-	6.23%
W.R. Berkley Corporation and Berkley Insurance Company(6)	928,219	-	5.2%

(1)	Unless otherwise noted, the business address of each of the persons and entities listed above is c/o Copley Acquisition Corp, Suite 4005-4006, 40/F, One Exchange Square, 8 Connaught Place, Central, Hong Kong.
(2)	Such shares will (unless otherwise provided in our initial business combination agreement) automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination and may be converted at any time prior to our initial business combination, at the option of the holder, on a one-for-one basis, subject to adjustment.
(3)	Shares are held by our sponsor, Copley Acquisition Sponsors, LLC, a Delaware limited liability company which is managed by Tok Li. The 555,893 Class A ordinary shares were issued to the Sponsor at the closing of the Company’s initial public offering and the full exercise of the underwriters’ over-allotment option as part of private placement units purchased by the Sponsor. The 5,750,000 Class B ordinary shares (founder shares) are automatically convertible into Class A ordinary shares upon consummation of the initial business combination and may be converted at any time prior to the business combination at the option of the holder, on a one-for-one basis, subject to certain adjustments. Tok Li is the sole managing member of the Sponsor and has voting and dispositive power with respect to the securities held of record by the Sponsor. The percentage is based on the aggregate total issued and outstanding ordinary shares of the Company, which include 17,978,393 Class A ordinary shares issued and outstanding and 5,750,000 Class B ordinary shares issued and outstanding.
(4)	Based on Schedule 13G filed on November 14, 2025. Karpus Management, Inc. (“Karpus”) is a registered investment adviser with sole voting and dispositive power over 1,359,828 shares beneficially owned by accounts managed by Karpus. Karpus is controlled by City of London Investment Group plc; however, effective informational barriers have been established between Karpus and City of London Investment Group plc such that voting and investment power over the subject securities is exercised by Karpus independently. The business address of Karpus is 183 Sully’s Trail, Pittsford, New York 14534.
(5)	Based on Schedule 13G filed on August 14, 2025. Aristeia Capital, L.L.C. has sole voting and dispositive power over 1,085,430 Class A ordinary shares. The business address of Aristeia Capital, L.L.C. is One Greenwich Plaza, Suite 300, Greenwich, CT 06830.
(6)	Based on Schedule 13G filed on August 8, 2025. W. R. Berkley Corporation and Berkley Insurance Company have shared voting and dispositive power over 928,219 Class A ordinary shares. The percentage calculation is based on 17,978,393 Class A ordinary shares outstanding as reported in the Company’s Form 10-Q filed June 13, 2025. The business address of each reporting person is 475 Steamboat Road, Greenwich, CT 06830.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

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

Private Placement

On May 2, 2025, the Company consummated the sale of 499,643 Private Placement Units at a price of $10.00 per Private Placement Unit for the first 67,500 Private Placement Units sold and at a price of $7.00 for each additional Private Placement Unit in a private placement to the Sponsor, generating gross proceeds of $3,700,000 to the Company. On May 2, 2025, with the closing of the full exercise of the over-allotment option, we completed the private sale of an aggregate of additional 56,250 Private Placement Units, at a purchase price of $7.00 per Private Placement Unit, generating gross proceeds of $393,750.

Due to Related Party

The Sponsor paid certain formation, operating or deferred offering costs on behalf of the Company. These amounts are due on demand and non-interest bearing. During the period from November 26, 2024 (inception) through May 2, 2025, the Sponsor paid $276,803 on behalf of the Company, of which $25,000 was paid in exchange for the issuance of Founder Shares and $251,803 was transferred into the Promissory Note. As of December 31, 2025 and 2024, the amount due to the related party was $0 and $72,773, respectively.

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

As of December 31, 2024, there were no amounts outstanding under the Promissory Note. On May 2, 2025, the $251,803 balance due to the Sponsor was transferred into the Promissory Note. On May 30, 2025, $105,194 of these borrowings were repaid using proceeds not held in the Trust Account, resulting in a balance of $146,609, which was transferred into a Working Capital Loan on June 12, 2025. Following the repayment and transfer, the Promissory Note was settled in full, resulting in no balance as of December 31, 2025, and no further borrowings are permitted under its terms.

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

As of December 31, 2024, no Working Capital Loans were outstanding. On June 12, 2025, the Company entered into a Working Capital Loan with the Sponsor, pursuant to which the Company may borrow up to $450,000. The Working Capital Loan is non-interest bearing and matures on the earlier of (i) the date on which the business combination is consummated and (ii) the Company’s liquidation and is subject to conversion into units (as disclosed above). On June 12, 2025, the $146,609 balance on the Promissory Note was transferred into the Working Capital Loan, resulting in a $146,609 balance outstanding as of December 31, 2025. As of December 31, 2025 and 2024, no Extension Loans were outstanding.

Director Independence

The rules of NYSE require that a majority of our board of directors be independent within one year of our initial public offering. Our board of directors has determined that each of Mr. Djebbari, Mr. Whitsitt and Ms. Fannin are “independent directors” as defined in the NYSE listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

The firm WithumSmith+Brown PC acts as our independent registered public accounting firm. The following is a summary of fees paid to WithumSmith+Brown PC for services rendered during the Company’s fiscal year ended December 31, 2025 (“FY 2025”) and December 31, 2024 (“FY 2024”).

Audit Fees. Fees for services performed in review of the financial information included in our Quarterly Reports on Form 10-Q and this Annual Report on Form 10-K were $167,835 and $24,960 for FY 2025 and FY 2024, respectively.

Tax Fees. During FY 2025, WithumSmith+Brown PC did not render services to us for tax compliance, tax advice or tax planning. WithumSmith+Brown PC performed passive foreign investment company (“PFIC”) tax services for FY 2024, and the related fee was $6,500.

All Other Fees. During FY 2025 and FY 2024, no other services were provided by WithumSmith+Brown PC other than those set forth above.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID No. 100)	F-2
Balance Sheets as of December 31, 2025 and 2024	F-3
Statements of Operations for the Year Ended December 31, 2025 and for the Period from November 26, 2024 (inception) through December 31, 2024	F-4
Statements of Changes in Shareholders’ Deficit for the Year Ended December 31, 2025 and for the Period from November 26, 2024 (inception) through December 31, 2024	F-5
Statements of Cash Flow for the Year Ended December 31, 2025 and for the Period from November 26, 2024 (inception) through December 31, 2024	F-7
Notes to Financial Statements	F-8

(2)	Financial Statement Schedules:

All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

(3)	Exhibits

The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

EXHIBIT INDEX

Exhibit No.	Description
1.1*	Underwriting Agreement, dated April 30, 2025, by and between the Company and Clear Street LLC, as representative of the underwriters (incorporated by reference to Exhibit 1.1 to the Company’s Current Report filed on Form 8-K (File No. 001-42622) filed with the Securities and Exchange Commission on May 6, 2025).
3.1*	Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement filed on Form S-1, as amended (File No. 333-283972) filed with the Securities and Exchange Commission on April 23, 2025).
3.2*	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report filed on Form 8-K (File No. 001-42622) filed with the Securities and Exchange Commission on May 6, 2025).
4.1*	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement filed on Form S-1, as amended (File No. 333-283972) filed with the Securities and Exchange Commission on April 23, 2025).
4.2*	Specimen Class A Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement filed on Form S-1, as amended (File No. 333-283972) filed with the Securities and Exchange Commission on April 23, 2025).
4.3*	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement filed on Form S-1, as amended (File No. 333-283972) filed with the Securities and Exchange Commission on April 23, 2025).
4.4*	Warrant Agreement, dated April 30, 2025, by and between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report filed on Form 8-K (File No. 001-42622) filed with the Securities and Exchange Commission on May 6, 2025).
10.1*	Amended and Restated Promissory Note, dated as of April 18, 2025, issued to Copley Acquisition Sponsors, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement filed on Form S-1, as amended (File No. 333-283972) filed with the Securities and Exchange Commission on April 23, 2025).
10.2*	Letter Agreement, dated April 30, 2025, by and among the Company, its officers, directors and the Sponsor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report filed on Form 8-K (File No. 001-42622) filed with the Securities and Exchange Commission on May 6, 2025).
10.3*	Investment Management Trust Agreement, dated April 30, 2025, by and between Continental Stock Transfer & Trust Company, LLC and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report filed on Form 8-K (File No. 001-42622) filed with the Securities and Exchange Commission on May 6, 2025).
10.4*	Registration Rights Agreement, dated April 30, 2025, by and among the Company and certain security holders (incorporated by reference to Exhibit 10.3 to the Company’s Current Report filed on Form 8-K (File No. 001-42622) filed with the Securities and Exchange Commission on May 6, 2025).
10.5*	Securities Subscription Agreement, dated December 3, 2024, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.4 to the Company’s Current Report filed on Form 8-K (File No. 001-42622) filed with the Securities and Exchange Commission on May 6, 2025).
10.6*	Private Placement Unit Purchase Agreement, dated April 30, 2025, by and among the Company and the Sponsor (incorporated by reference to Exhibit 10.5 to the Company’s Current Report filed on Form 8-K (File No. 001-42622) filed with the Securities and Exchange Commission on May 6, 2025).
10.7*	Form of Indemnity Agreement, dated April 30, 2025, by and among the Company, its officers and directors (incorporated by reference to Exhibit 10.6 to the Company’s Current Report filed on Form 8-K (File No. 001-42622) filed with the Securities and Exchange Commission on May 6, 2025).
10.8*	Convertible Promissory Note, dated as of June 12, 2025, by and among the Company and the Sponsor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report filed on Form 8-K (File No. 001-42622) filed with the Securities and Exchange Commission on June 13, 2025).
14.1*	Form of Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Registration Statement filed on Form S-1, as amended (File No. 333-283972) filed with the Securities and Exchange Commission on April 23, 2025).
19.1**	Insider Trading Policy
24.1**	Power of Attorney (included on signature page hereto).
31.1**	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2**	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

**	Filed herewith.
*	Previously filed.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2026.

Copley Acquisition Corp

By:	/s/ Francis Chi Yin Ng
	Name:	Francis Chi Yin Ng
	Title:	Co-Chief Executive Officer and Director

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Francis Chi Yin Ng true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him or her and in his or her name, place and stead, in any and all capacities to sign any and all amendments including post-effective amendments to this registration statement, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute, each acting alone, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacity and on the dates indicated.

Name	Position	Date

/s/ Francis Chi Yin Ng	Co-Chief Executive Officer	March 31, 2026
Francis Chi Yin Ng	(Principal Executive Officer)

/s/ Chibo Tang	Co-Chief Executive Officer	March 31, 2026
Chibo Tang

/s/ Menghan Zhang	Chief Financial Officer	March 31, 2026
Menghan Zhang	(Principal Financial and Accounting Officer)

/s/ Jean-Baptiste Djebbari	Director	March 31, 2026
Jean-Baptiste Djebbari

/s/ Rebecca Fannin	Director	March 31, 2026
Rebecca Fannin

/s/ Dr. Y Shirley Meng	Director	March 31, 2026
Dr. Y Shirley Meng

/s/ Bob Whitsitt	Director	March 31, 2026
Bob Whitsitt

COPLEY ACQUISITION CORP

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID No. 100)	F-2
Balance Sheets as of December 31, 2025 and 2024	F-3
Statements of Operations for the Year Ended December 31, 2025 and for the Period from November 26, 2024 (inception) through December 31, 2024	F-4
Statements of Changes in Shareholders’ Deficit for the Year Ended December 31, 2025 and for the Period from November 26, 2024 (inception) through December 31, 2024	F-5
Statements of Cash Flow for the Year Ended December 31, 2025 and for the Period from November 26, 2024 (inception) through December 31, 2024	F-7
Notes to Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Copley Acquisition Corp:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Copley Acquisition Corp (the “Company”) as of December 31, 2025 and 2024, and the related statements of operations, changes in shareholders’ deficit, and cash flows for the year ended December 31, 2025 and for the period from November 26, 2024 (inception) through December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the year ended December 31, 2025 and for the period from November 26, 2024 (inception) through December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1, the Company’s business plan is dependent on the Company’s cash and working capital as of December 31, 2025, which is not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2024.

New York, New York

March 31, 2026

PCAOB ID Number 100

COPLEY ACQUISITION CORP
BALANCE SHEETS

	December 31, 2025	December 31, 2024
ASSETS
Current Assets
Cash	$67,568	$-
Prepaid expenses - current	91,375	-
Total current assets	158,943	-
Investments held in trust account	177,971,442	-
Prepaid expenses - non - current	30,000	-
Deferred offering costs	-	436,025
Total Assets	$178,160,385	$436,025

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$90,426	$407,039
Due to related party	-	72,773
Working capital loan - related party	146,609	-
Total Current Liabilities	237,035	479,812
Deferred underwriting commissions	5,175,000	-
Total Liabilities	5,412,035	479,812

Commitments and Contingencies (Note 6)
Class A ordinary shares, $0.0001 par value; 17,250,000 shares subject to possible redemption at $10.32 per share at December 31, 2025 (none at December 31, 2024)	177,971,442	-

Shareholders’ Deficit
Preferred shares, $0.0001 par value; 1,500,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 150,000,000 shares authorized; 728,393 shares issued and outstanding (excluding 17,250,000 shares subject to possible redemption) at December 31, 2025 (none at December 31, 2024)	73	-
Class B ordinary shares, $0.0001 par value; 15,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	-	24,425
Accumulated deficit	(5,223,740)	(68,787)
Total Shareholders’ Deficit	(5,223,092)	(43,787)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$178,160,385	$436,025

The accompanying notes are an integral part of these financial statements.

COPLEY ACQUISITION CORP

STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2025	For the Period from November 26, 2024 (Inception) through December 31, 2024
General and administrative expenses	$479,675	$68,787
Loss from operations	(479,675)	(68,787)

Other income
Dividends earned on investments held in trust account	4,608,942	-
Interest from the bank account	4,543	-
Net income (loss)	$4,133,810	$(68,787)

Basic and diluted weighted average ordinary shares outstanding, redeemable ordinary shares	11,531,507	-
Basic and diluted net income (loss) per share, redeemable ordinary shares	$0.23	$-
Basic and diluted weighted average ordinary shares outstanding, non-redeemable ordinary shares	6,236,926	5,000,000
Basic and diluted net income (loss) per share, non-redeemable ordinary shares	$0.23	$(0.01)

The accompanying notes are an integral part of these financial statements.

COPLEY ACQUISITION CORP

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2025

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2025	-	$-	5,750,000	$575	$24,425	$(68,787)	$(43,787)
Sale of private placement units	555,893	56	-	-	4,093,694	-	4,093,750
Issuance of representative shares	172,500	17	-	-	322,558	-	322,575
Fair value of warrants included in public units	-	-	-	-	2,328,750	-	2,328,750
Allocated value of offering costs to warrants	-	-	-	-	(111,725)	-	(111,725)
Remeasurement of ordinary shares subject to possible redemption	-	-	-	-	(6,657,702)	(4,679,821)	(11,337,523)
Subsequent measurement of ordinary shares subject to possible redemption	-	-	-	-	-	(4,608,942)	(4,608,942)
Net income	-	-	-	-	-	4,133,810	4,133,810
Balance - December 31, 2025	728,393	$73	5,750,000	$575	$-	$(5,223,740)	$(5,223,092)

The accompanying notes are an integral part of these financial statements.

COPLEY ACQUISITION CORP

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT - (Continued)

FOR THE PERIOD FROM NOVEMBER 26, 2024 (INCEPTION) THROUGH DECEMBER 31, 2024

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - November 26, 2024 (inception)	-	$-	-	$-	$-	$-	$-
Founder shares issued to initial shareholder	-	-	5,750,000	575	24,425	-	25,000
Net loss	-	-	-	-	-	(68,787)	(68,787)
Balance - December 31, 2024	-	$-	5,750,000	$575	$24,425	$(68,787)	$(43,787)

The accompanying notes are an integral part of these financial statements.

COPLEY ACQUISITION CORP

STATEMENTS OF CASH FLOW

	For the Year Ended December 31, 2025	For the Period from November 26, 2024 (Inception) through December 31, 2024
Cash Flows from Operating Activities
Net income (loss)	$4,133,810	$(68,787)
Adjustments to reconcile net income to net cash used in operating activities:
Dividends earned on investments held in trust account	(4,608,942)	-
Changes in operating assets and liabilities:
Prepaid expenses	(121,375)	-
Accrued expenses	127,510	59,610
Due to related party	-	9,177
Net cash used in operating activities	$(468,997)	$-

Cash Flows from Investing Activities
Cash deposited in trust account	(173,362,500)	-
Net cash used in investing activities	$(173,362,500)	$-

Cash Flows from Financing Activities
Proceeds received from initial public offering, gross	172,500,000	-
Proceeds received from issuance of private placement units	4,093,750	-
Offering costs paid	(2,589,491)	-
Repayment of promissory note - related party	(105,194)	-
Net cash provided by financing activities	$173,899,065	$-

Net increase in cash	67,568	-
Cash - beginning of the period	-	-
Cash - end of the period	$67,568	$-

Supplemental disclosure of noncash investing and financing activities:
Deferred offering costs included in accrued expenses	$-	$347,429
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary share	$-	$25,000
Deferred offering costs paid by related party	$82,336	$63,596
Accrued expenses paid by related party	$96,694	$-
Reclassification of due to related party into promissory note - related party	$251,803	$-
Reclassification of promissory note - related party into working capital loan - related party	$146,609	$-
Issuance of representative shares	$322,575	$-
Deferred underwriting commissions	$5,175,000	$-

The accompanying notes are an integral part of these financial statements.

COPLEY ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

As of December 31, 2025, the Company had not yet commenced any operations. All activity for the period from November 26, 2024 (inception) through December 31, 2025 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest and dividend income from the proceeds derived from the Initial Public Offering, which will be held in the Trust Account for potential redemption of the Public Shares (as described below). The Company has selected December 31 as its fiscal year end.

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

Going Concern Consideration

As of December 31, 2025, the Company had cash of $67,568 and a working capital deficit of $78,092. The Company has incurred and expects to continue to incur significant costs as a publicly traded company, to evaluate business opportunities, and to close on a Business Combination. Such costs will be incurred prior to generating any operating revenues. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, “Presentation of Financial Statements - Going Concern,” management had determined that the Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the financial statements. This liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern.

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

There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful within the Completion Window. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Warrant Instruments

The Company has accounted for the Public Warrants issued in connection with the Initial Public Offering and the Private Placement Warrants issued in the Private Placement in accordance with the guidance contained in ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and has classified the warrant instruments under equity treatment at their assigned values. As of December 31, 2025, there were 8,902,946 warrants outstanding, including 8,625,000 Public Warrants and 277,946 Private Placement Warrants (none outstanding as of December 31, 2024).

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2025 and 2024, the Company had cash of $67,568 and $0, respectively, and the Company had no cash equivalents as of December 31, 2025 or 2024.

Cash and Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of investments only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in dividends earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair value of investments held in the Trust Account is determined using available market information. As of December 31, 2025 and 2024, the Trust Account had a balance of $177,971,442 and $0, respectively. The dividends earned from the Trust Account totaled $4,608,942 for the year ended December 31, 2025, which were fully reinvested into the Trust Account as earned and unrealized gain on investments and therefore presented as an adjustment to the operating activities in the statements of cash flows.

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

The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. Offering costs allocated to the Public Shares were charged to temporary equity, and offering costs allocated to the Public Warrants and the Private Placement Units were charged to shareholders’ deficit as the Public Warrants and the Private Placement Warrants, after management’s evaluation, are accounted for under equity treatment. As of December 31, 2025 and 2024, the Company had deferred offering costs of $0 and $436,025, respectively.

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” The statements of operations include a presentation of income per redeemable share and income per non-redeemable share following the two-class method of income per share. In order to determine the net income attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income allocable to both the redeemable shares and non-redeemable shares and the undistributed income is calculated using the total net income less any dividends paid. The Company then allocated the undistributed income ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. The calculation of diluted net income per share does not consider the effect of the Public Warrants or Private Placement Warrants since the exercise of the warrants is contingent upon the occurrence of a future event. As of December 31, 2025 and 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the periods presented.

The net income (loss) per share presented in the statements of operations is based on the following:

	For the Year Ended December 31, 2025		For the Period from November 26, 2024 (Inception) through December 31, 2024
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
	Shares	Shares	Shares	Shares
Particulars
Basic and diluted net income per share:
Weighted average shares outstanding	11,531,507	6,236,926	-	5,000,000
Ownership percentage	65%	35%	0%	100%

Numerators:
Allocation of net income (loss)	$2,682,795	$1,451,015	$-	$(68,787)

Denominators:
Weighted average shares outstanding	11,531,507	6,236,926	-	5,000,000
Basic and diluted net income (loss) per share	$0.23	$0.23	$-	$(0.01)

Fair Value Measurements

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2025 or 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

There is currently no taxation imposed on income by the government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

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

Accordingly, as of December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet, as reconciled in the following table:

Gross proceeds	$172,500,000
Less: Proceeds allocated to public warrants	(2,328,750)
Less: Public Shares issuance costs	(8,146,273)
Plus: Remeasurement of carrying value to redemption value	11,337,523
Class A ordinary shares subject to possible redemption, May 2, 2025	173,362,500
Plus: Subsequent measurement of ordinary shares subject to possible redemption	4,608,942
Class A ordinary shares subject to possible redemption, December 31, 2025	$177,971,442

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

Due to Related Party

The Sponsor paid certain formation, operating or deferred offering costs on behalf of the Company. These amounts are due on demand and non-interest bearing. During the period from November 26, 2024 (inception) through May 2, 2025, the Sponsor paid $276,803 on behalf of the Company, of which $25,000 was paid in exchange for the issuance of Founder Shares and $251,803 was transferred into the Promissory Note. As of December 31, 2025 and 2024, the amount due to the related party was $0 and $72,773, respectively.

Promissory Note - Related Party

On December 3, 2024, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $700,000. On April 18, 2025, the Promissory Note was amended and restated, resulting in a reduction of the maximum aggregate principal amount to $525,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2025, or (ii) the consummation of the Initial Public Offering. After borrowing under the Promissory Note, the loans were to be repaid upon completion of the Initial Public Offering out of the offering proceeds not held in the Trust Account.

As of December 31, 2024, there were no amounts outstanding under the Promissory Note. On May 2, 2025, the $251,803 balance due to the Sponsor was transferred into the Promissory Note. On May 30, 2025, $105,194 of these borrowings were repaid using proceeds not held in the Trust Account, resulting in a balance of $146,609, which was transferred into a Working Capital Loan on June 12, 2025. Following the repayment and transfer, the Promissory Note was settled in full, resulting in no balance as of December 31, 2025, and no further borrowings are permitted under its terms.

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

As of December 31, 2024, no Working Capital Loans were outstanding. On June 12, 2025, the Company entered into a Working Capital Loan with the Sponsor, pursuant to which the Company may borrow up to $450,000. The Working Capital Loan is non-interest bearing and matures on the earlier of (i) the date on which the Business Combination is consummated and (ii) the Company’s liquidation and is subject to conversion into units (as disclosed above). On June 12, 2025, the $146,609 balance on the Promissory Note was transferred into the Working Capital Loan, resulting in a $146,609 balance outstanding as of December 31, 2025. As of December 31, 2025 and 2024, no Extension Loans were outstanding.

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares - The Company is authorized to issue 1,500,000 preference shares, $0.0001 par value per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2025 and 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 150,000,000 Class A ordinary shares, $0.0001 par value per share. As of December 31, 2025 and 2024, there were 728,393 and 0 Class A ordinary shares issued and outstanding, respectively, excluding 17,250,000 and 0 Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares - The Company is authorized to issue 15,000,000 Class B ordinary shares, $0.0001 par value per share. As of December 31, 2025 and 2024, there were 5,750,000 Class B ordinary shares issued and outstanding.

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

Warrants

As of December 31, 2025, there were 8,902,946 warrants outstanding, including 8,625,000 Public Warrants and 277,946 Private Placement Warrants (none outstanding as of December 31, 2024).

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

The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the Public Warrants issued in the Initial Public Offering as of May 2, 2025:

Traded price of Unit	10.0
Expected term to De-SPAC (years)	1.0
Probability of De-SPAC	20.0
Risk-free rate	3.98%
Industry volatility	22.6%

The fair value of the Representative Shares issued at the closing of the Initial Public Offering was $322,575, or $1.87 per Representative Share. The fair value of the Representative Shares was determined using the Black-Scholes model (Level 3). The Representative Shares issued at the closing of the Initial Public Offering have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the Representative Shares issued at the closing of the Initial Public Offering as of May 2, 2025:

Traded price of Class A ordinary share	10.0
Expected term to De-SPAC (years)	1.0
Probability of De-SPAC	20.0%
Risk-free rate	3.88%
Restriction period post De-SPAC (years)	0.5
Industry volatility	17.9%
Discount for lack of marketability	3.0%

The following table presents information about the Company’s assets that are measured at fair value as of December 31, 2025 (none as of December 31, 2024), and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	As of December 31, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$177,971,442	$177,971,442	$-	$-

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statements of operations as net income or loss. The measure of segment assets is reported on the balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews general and administrative expenses and interest and dividends earned on cash and investments held in Trust Account, which are included in the accompanying statements of operations, as well as the Trust Account and cash balances themselves.

The CODM reviews interest and dividends earned on cash and investments held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination within the Completion Window. The CODM also reviews general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and the budget. General and administrative expenses, as reported on the statements of operations, are the significant segment expenses provided to the CODM on a regular basis. All other segment items included in net income or loss are reported on the statements of operations and described within their respective disclosures.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.