Form 10-Q
period 2026-03-31
Copley Acquisition Corp
filed 2026-05-20
CIK 2045473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 20, 2026, the registrant had a total of 17,978,393 Class A ordinary shares, $0.0001 par value, issued and outstanding and 5,750,000 Class B ordinary shares, $0.001 par value, issued and outstanding.

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

COPLEY ACQUISITION CORP

COPLEY ACQUISITION CORP

CONDENSED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current Assets
Cash	$4,235	$67,568
Prepaid expenses - current	154,750	91,375
Total current assets	158,985	158,943
Investments held in Trust Account	179,525,293	177,971,442
Prepaid expenses - non-current	7,500	30,000
Total Assets	$179,691,778	$178,160,385

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$332,907	$90,426
Working capital loan - related party	146,609	146,609
Total current liabilities	479,516	237,035
Deferred underwriting commissions	5,175,000	5,175,000
Total Liabilities	5,654,516	5,412,035

Commitments and Contingencies (Note 6)
Class A ordinary shares, $0.0001 par value; 17,250,000 shares subject to possible redemption at $10.41 and $10.32 per share as of March 31, 2026 and December 31, 2025, respectively	179,525,293	177,971,442
Shareholders’ Deficit
Preferred shares, $0.0001 par value; 1,500,000 shares authorized; none issued and outstanding as of March 31, 2026 and December 31, 2025	-	-
Class A ordinary shares, $0.0001 par value; 150,000,000 shares authorized; 728,393 shares issued and outstanding (excluding 17,250,000 shares subject to possible redemption) as of March 31, 2026 and December 31, 2025	73	73
Class B ordinary shares, $0.0001 par value; 15,000,000 shares authorized; 5,750,000 shares issued and outstanding as of March 31, 2026 and December 31, 2025	575	575
Additional paid-in capital	-	-
Accumulated deficit	(5,488,679)	(5,223,740)
Total Shareholders’ Deficit	(5,488,031)	(5,223,092)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$179,691,778	$178,160,385

The accompanying notes are an integral part of these unaudited condensed financial statements.

COPLEY ACQUISITION CORP

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
General and administrative expenses	$265,319	$74,699
Loss from operations	(265,319)	(74,699)

Other income
Dividends earned on investments held in Trust Account	1,553,851	-
Interest from the bank account	380	-
Net income (loss)	$1,288,912	$(74,699)

Basic and diluted weighted average ordinary shares outstanding, redeemable ordinary shares	17,250,000	-
Basic and diluted net income (loss) per share, redeemable ordinary shares	$0.05	$-
Basic and diluted weighted average ordinary shares outstanding, non-redeemable ordinary shares(1)	6,478,393	5,000,000
Basic and diluted net income (loss) per share, non-redeemable ordinary shares	$0.05	$(0.01)

(1)	The 2025 period excludes 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 7). On May 2, 2025, the Company consummated its Initial Public Offering and sold 17,250,000 Units, including 2,250,000 Units sold pursuant to the full exercise of the underwriters’ option to purchase additional Units to cover the over-allotment, hence the 750,000 Class B ordinary shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

COPLEY ACQUISITION CORP

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(Unaudited)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2026	728,393	$73	5,750,000	$575	$-	$(5,223,740)	$(5,223,092)
Subsequent measurement of ordinary shares subject to possible redemption	-	-	-	-	-	(1,553,851)	(1,553,851)
Net income	-	-	-	-	-	1,288,912	1,288,912
Balance – March 31, 2026 (Unaudited)	728,393	$73	5,750,000	$575	-	$(5,488,679)	$(5,488,031)

The accompanying notes are an integral part of these unaudited condensed financial statements.

COPLEY ACQUISITION CORP

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT - (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2025

(Unaudited)

	Ordinary Shares				Additional		Total
	Class A		Class B(1)		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2025	-	$-	5,750,000	$575	$24,425	$(68,787)	$(43,787)
Net loss	-	-	-	-	-	(74,699)	(74,699)
Balance – March 31, 2025 (Unaudited)	-	$-	5,750,000	$575	$24,425	$(143,486)	$(118,486)

(1)	Includes 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 7). On May 2, 2025, the Company consummated its Initial Public Offering and sold 17,250,000 Units, including 2,250,000 Units sold pursuant to the full exercise of the underwriters’ option to purchase additional Units to cover the over-allotment, hence the 750,000 Class B ordinary shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

COPLEY ACQUISITION CORP

CONDENSED STATEMENTS OF CASH FLOW

(Unaudited)

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
Cash Flows from Operating Activities
Net income (loss)	$1,288,912	$(74,699)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Dividends earned on investments held in Trust Account	(1,553,851)	-
Changes in operating assets and liabilities:
Prepaid expenses	(40,875)	-
Accrued expenses	242,481	74,699
Net cash used in operating activities	(63,333)	-

Net decrease in cash	(63,333)	-
Cash - Beginning of period	67,568	-
Cash - End of period	$4,235	$-

Supplemental disclosure of noncash investing and financing activities:
Deferred offering costs included in accrued expenses	$-	$64,875
Deferred offering costs paid by related party	$-	$47,578
Accrued expenses paid by related party	$-	$131,452

The accompanying notes are an integral part of these unaudited condensed financial statements.

COPLEY ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

NOTE 1. ORGANIZATION AND BUSINESS OPERATIONS

Copley Acquisition Corp (the “Company”) is an exempted company with limited liability incorporated under the laws of the Cayman Islands on November 26, 2024. The Company was formed for the purpose of effectuating a merger, shares exchange, asset acquisition, shares purchase, reorganization, or other similar business combination with one or more target businesses, which is referred to individually as a “target business” (the “Business Combination”).

The Company has commenced its search, but does not have any specific Business Combination under consideration with any prospective target business. The Company’s efforts to identify a prospective target business are not limited to a particular industry or geographic location but are initially focused in the Asia Pacific and North American regions. The Company executive officers and directors are located in Hong Kong, with significant ties to Hong Kong and, to a lesser degree, the People’s Republic of China. Hong Kong, Taiwan and Macau are collectively referred to as “PRC”. Further, due to the fact that most of the Company’s executive officers and directors are located in or have significant ties to the PRC, it may make the Company a less attractive partner to certain potential target businesses, outside the PRC, than a non-PRC related Special Purpose Acquisition Company (“SPAC”). However, the Company will not undertake its initial Business Combination with any company being based in or having a majority of its operations in the PRC. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2026, the Company had not yet commenced any operations. All activity for the period from November 26, 2024 (inception) through March 31, 2026 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and its search for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest and dividend income from the proceeds derived from the Initial Public Offering, which will be held in the Trust Account for potential redemption of the Public Shares (as described below). The Company has selected December 31 as its fiscal year end.

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

Upon the closing of the Initial Public Offering and the Private Placement, $173,362,500 ($10.05 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and held in cash. The funds in the operating account and the Trust Account will be held in banks and other financial institutions and will be invested or held only in either (i) U.S. government treasury obligations with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations, (ii) uninvested cash or (iii) an interest-bearing bank demand deposit account or other accounts at a bank until the earliest of (i) the completion of an initial Business Combination, (ii) the redemption of Public Shares if the Company is unable to complete an initial Business Combination within the Completion Window (defined below), subject to applicable law, and (iii) the redemption of Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to modify the substance or timing of obligation to redeem 100% of Public Shares if the Company has not consummated an initial Business Combination within the Completion Window or with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of creditors, if any, which could have priority over the claims of public shareholders.

New York Stock Exchange rules require that the Company must complete one or more Business Combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the income earned on the Trust Account) at the time of signing a definitive agreement in connection with the initial Business Combination. The board of directors will make the determination as to the fair market value of the initial Business Combination. If the board of directors is not able to independently determine the fair market value of the initial Business Combination, the Company will obtain an opinion from an independent entity that commonly renders valuation opinions. While the Company considers it unlikely that the board of directors will not be able to make an independent determination of the fair market value of the initial Business Combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects.

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

All of the Class A ordinary shares sold as part of the units in the Company’s Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with liquidation, if there is a shareholder vote or tender offer in connection with initial business combination, and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association (as may be amended and restated from time to time). In accordance with U.S. Securities and Exchange (“SEC”) guidance on redeemable equity instruments, redemption provisions not solely within the control of a company require ordinary shares subject to redemption to be classified outside of permanent equity. Accordingly, all of the Public Shares are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. Given that the Class A ordinary shares sold as part of the units in the offering were issued with other freestanding instruments, the initial carrying value of Class A ordinary shares classified as temporary equity were the allocated proceeds determined in accordance with ASC 470-20 (defined below). The accretion or remeasurement is recognized as a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

Going Concern Consideration

As of March 31, 2026, the Company had cash of $4,235 and a working capital deficit of $320,531. The Company has incurred and expects to continue to incur significant costs as a publicly traded company, to evaluate business opportunities, and to close on a Business Combination. Such costs will be incurred prior to generating any operating revenues. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 205-40, “Presentation of Financial Statements - Going Concern,” management had determined that the Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the unaudited condensed financial statements. Mandatory liquidation at the end of the Completion Window, which is within one year of the issuance of the unaudited condensed financial statements, also raises substantial doubt about the Company’s ability to continue as a going concern.

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

There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful within the Completion Window. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s latest audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 31, 2026. The interim results for the three months ended March 31, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Warrant Instruments

The Company has accounted for the Public Warrants issued in connection with the Initial Public Offering and the Private Placement Warrants issued in the Private Placement in accordance with the guidance contained in ASC Topic 815, “Derivatives and Hedging.” Accordingly, the Company evaluated and has classified the warrant instruments under equity treatment at their assigned values. As of March 31, 2026 and December 31, 2025, there were 8,902,946 warrants outstanding, including 8,625,000 Public Warrants and 277,946 Private Placement Warrants.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2026 and December 31, 2025, the Company had cash of $4,235 and $67,568, respectively, and the Company had no cash equivalents as of March 31, 2026 or December 31, 2025.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of investments only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in dividends earned on investments held in Trust Account in the accompanying condensed statements of operations. The estimated fair value of investments held in the Trust Account is determined using available market information. As of March 31, 2026 and December 31, 2025, the Trust Account had a balance of $179,525,293 and $177,971,442, respectively. The dividends earned from the Trust Account totaled $1,553,851 for the three months ended March 31, 2026, which were fully reinvested into the Trust Account as earned and unrealized gain on investments and therefore presented as an adjustment to the operating activities in the condensed statements of cash flows.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist of legal, accounting, and other costs (including underwriting discounts and commissions) incurred that are directly related to the Initial Public Offering. ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components.

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

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” The condensed statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income (loss) per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net income (loss) less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. The calculation of diluted net income (loss) per share does not consider the effect of the Public Warrants or Private Placement Warrants since the exercise of the warrants is contingent upon the occurrence of a future event. As of March 31, 2026 and December 31, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the periods presented.

The net income (loss) per share presented in the condensed statements of operations is based on the following:

	For the Three Months Ended March 31, 2026		For the Three Months Ended March 31, 2025
	Redeemable Shares	Non-Redeemable Shares	Redeemable Shares	Non-Redeemable Shares(1)
Particulars
Basic and diluted net income (loss) per share:
Weighted average shares outstanding	17,250,000	6,478,393	-	5,000,000
Ownership percentage	73%	27%	0%	100%
Numerators:
Allocation of net income (loss)	$937,010	$351,902	$-	$(74,699)

Denominators:
Weighted average shares outstanding	17,250,000	6,478,393	-	5,000,000
Basic and diluted net income (loss) per share	$0.05	$0.05	$-	$(0.01)

(1)	Excludes 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 7). On May 2, 2025, the Company consummated its Initial Public Offering and sold 17,250,000 Units, including 2,250,000 Units sold pursuant to the full exercise of the underwriters’ option to purchase additional Units to cover the over-allotment, hence the 750,000 Class B ordinary shares are no longer subject to forfeiture.

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that is included in the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2026 or December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

There is currently no taxation imposed on income by the government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements.

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

Accordingly, as of March 31, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets, as reconciled in the following table:

Gross proceeds	$172,500,000
Less: Proceeds allocated to public warrants	(2,328,750)
Less: Public Shares issuance costs	(8,146,273)
Plus: Remeasurement of carrying value to redemption value	11,337,523
Class A ordinary shares subject to possible redemption, May 2, 2025	173,362,500
Plus: Subsequent measurement of ordinary shares subject to possible redemption	4,608,942
Class A ordinary shares subject to possible redemption, December 31, 2025	177,971,442
Plus: Subsequent measurement of ordinary shares subject to possible redemption	1,553,851
Class A ordinary shares subject to possible redemption, March 31, 2026	$179,525,293

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed balance sheets as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

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

Due to Related Party

The Sponsor paid certain formation, operating or deferred offering costs on behalf of the Company. These amounts are due on demand and non-interest bearing. During the period from November 26, 2024 (inception) through May 2, 2025, the Sponsor paid $276,803 on behalf of the Company, of which $25,000 was paid in exchange for the issuance of Founder Shares and $251,803 was transferred into the Promissory Note (as defined below). As of March 31, 2026 and December 31, 2025, no amounts were due to the related party.

Promissory Note - Related Party

On December 3, 2024, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $700,000. On April 18, 2025, the Promissory Note was amended and restated, resulting in a reduction of the maximum aggregate principal amount to $525,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2025, or (ii) the consummation of the Initial Public Offering. After borrowing under the Promissory Note, the loans were to be repaid upon completion of the Initial Public Offering out of the offering proceeds not held in the Trust Account.

On May 2, 2025, the $251,803 balance due to the Sponsor was transferred into the Promissory Note. On May 30, 2025, $105,194 of these borrowings was repaid using proceeds not held in the Trust Account, resulting in a balance of $146,609, which was transferred into a Working Capital Loan (as defined below) on June 12, 2025. Following the repayment and transfer, the Promissory Note was settled in full, resulting in no balance as of March 31, 2026 or December 31, 2025, and no further borrowings are permitted under its terms.

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain officers and directors may, but are not obligated to, loan the Company funds as may be required, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion (“Working Capital Loans”). In addition, the Sponsor or an affiliate of the Sponsor or certain officers and directors may loan the Company funds of up to $3,450,000 (assuming the underwriters exercise their over-allotment option, and no public shares have been redeemed at the time of each extension) to cover the cost of extension options to allow additional time to complete an initial Business Combination (“Extension Loans”). Such Working Capital Loans and Extension Loans may be convertible into units at a price of $7.00 per unit at the option of the lender at the time of the Business Combination. The units would be identical to the Private Placement Units and include one-half of one private warrant (each, a “Working Capital Warrant” or “Extension Warrant”, respectively). If the Company does not complete an initial Business Combination, the Working Capital Loans and Extension Loans would be repaid out of funds not held in the Trust Account, and only to the extent available. Except for the foregoing, the terms of such Working Capital Loans and Extension Loans by the Sponsor or its affiliates, or officers and directors, if any, have not been determined and no written agreements exist with respect to such loans (except as disclosed below).

On June 12, 2025, the Company entered into a Working Capital Loan with the Sponsor, pursuant to which the Company may borrow up to $450,000. The Working Capital Loan is non-interest bearing and matures on the earlier of (i) the date on which the Business Combination is consummated and (ii) the Company’s liquidation and is subject to conversion into units (as disclosed above). On June 12, 2025, the $146,609 balance on the Promissory Note was transferred into the Working Capital Loan, resulting in a $146,609 balance outstanding as of March 31, 2026 and December 31, 2025. As of March 31, 2026 and December 31, 2025, no Extension Loans were outstanding.

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

Additionally, the Company issued 172,500 Class A ordinary shares to the underwriters, for no cash consideration at the closing of the Initial Public Offering as representative shares (the “Representative Shares”), which were recorded under ASC 718, “Stock Compensation,” at their fair value as offering costs (see Note 8). The Representative Shares are deemed to be underwriters’ compensation by Financial Industry Regulatory Authority (“FINRA”) pursuant to FINRA Rule 5110. In addition, the underwriters have agreed to (i) not transfer, assign or sell any such shares without the Company’s written consent until the completion of Company’s initial Business Combination, (ii) to waive their redemption rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of the initial Business Combination, and (iii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if the Company does not complete the initial Business Combination within the Completion Window.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preferred Shares - The Company is authorized to issue 1,500,000 preferred shares, $0.0001 par value per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2026 and December 31, 2025, there were no preferred shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 150,000,000 Class A ordinary shares, $0.0001 par value per share. As of March 31, 2026 and December 31, 2025, there were 728,393 Class A ordinary shares issued and outstanding, excluding 17,250,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares - The Company is authorized to issue 15,000,000 Class B ordinary shares, $0.0001 par value per share. As of March 31, 2026 and 2025, there were 5,750,000 Class B ordinary shares issued and outstanding.

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

Warrants

As of March 31, 2026 and December 31, 2025, there were 8,902,946 warrants outstanding, including 8,625,000 Public Warrants and 277,946 Private Placement Warrants.

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

NOTE 8. FAIR VALUE MEASUREMENTS

The fair value of the Public Warrants issued in the Initial Public Offering was $2,328,750, or $0.27 per Public Warrant. The fair value of the Public Warrants was determined using a call option pricing analysis under the Black-Scholes model (Level 3). The Public Warrants issued in the Initial Public Offering have been classified within shareholders’ deficit and will not require remeasurement after issuance.

The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the Public Warrants issued in the Initial Public Offering as of May 2, 2025:

Traded price of Unit	$10.00
Expected term to de-SPAC (years)	1.0
Probability of de-SPAC	20.0
Risk-free rate	3.98%
Industry volatility	22.6%

The fair value of the Representative Shares issued at the closing of the Initial Public Offering was $322,575, or $1.87 per Representative Share. The fair value of the Representative Shares was determined using the Black-Scholes model. The Representative Shares issued at the closing of the Initial Public Offering have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the valuation of the Representative Shares issued at the closing of the Initial Public Offering as of May 2, 2025:

Traded price of Class A ordinary share	$10.00
Expected term to de-SPAC (years)	1.0
Probability of de-SPAC	20.0
Risk-free rate	3.88%
Restriction period post de-SPAC (years)	0.5%
Industry volatility	17.9
Discount for lack of marketability	3.0%

The following tables present information about the Company’s assets that are measured at fair value as of March 31, 2026 and December 31, 2025, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	As of March 31, 2026	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$179,525,293	$179,525,293	$-	$-

	As of December 31, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$177,971,442	$177,971,442	$-	$-

NOTE 9. SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating and reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the condensed statements of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews general and administrative expenses, interest from the bank account, and dividends earned on investments held in Trust Account, which are included in the accompanying condensed statements of operations, as well as the Trust Account and cash balances themselves.

The CODM reviews interest and dividends earned on investments held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination within the Completion Window. The CODM also reviews general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and the budget. General and administrative expenses, as reported on the condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis. All other segment items included in net income or loss are reported on the condensed statements of operations and described within their respective disclosures.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities, those necessary to prepare for the IPO and those related to our search for an initial business combination. Following the IPO, we will not generate any operating revenues until after completion of our initial business combination. We generate non-operating income in the form of interest and dividend income on the proceeds derived from the IPO, which are held in the Trust Account (defined below). After the IPO, we incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses as we conduct due diligence on prospective business combination candidates.

For the three months ended March 31, 2026, we had a net income of $1,288,912, which consisted primarily of dividends earned on marketable securities held in the Trust Account, partially offset by general and administrative expenses. For the three months ended March 31, 2025, we had a net loss of $74,699, which consisted of general and administrative expenses.

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

Going Concern Consideration

As of March 31, 2026, the Company had cash of $4,235 and a working capital deficit of $320,531. The Company has incurred and expects to continue to incur significant costs as a publicly traded company, to evaluate business opportunities, and to close on a Business Combination. Such costs will be incurred prior to generating any operating revenues. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, “Presentation of Financial Statements - Going Concern,” management had determined that the Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the unaudited condensed financial statements. Mandatory liquidation at the end of the completion window, which is within one year of the issuance of the unaudited condensed financial statements, also raises substantial doubt about the Company’s ability to continue as a going concern.

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

There is no assurance that the Company’s plans to raise capital or to consummate a business combination will be successful within the completion window. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Due to Related Party

The Sponsor paid certain formation, operating or deferred offering costs on behalf of the Company. These amounts are due on demand and non-interest bearing. During the period from November 26, 2024 (inception) through May 2, 2025, the Sponsor paid $276,803 on behalf of the Company, of which $25,000 was paid in exchange for the issuance of Founder Shares and $251,803 was transferred into the Promissory Note. As of March 31, 2026 and December 31, 2025, no amounts were due to the related party.

Promissory Note - Related Party

On December 3, 2024, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $700,000. On April 18, 2025, the Promissory Note was amended and restated, resulting in a reduction of the maximum aggregate principal amount to $525,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2025, or (ii) the consummation of the Initial Public Offering. After borrowing under the Promissory Note, the loans were to be repaid upon completion of the Initial Public Offering out of the offering proceeds not held in the Trust Account.

On May 2, 2025, the $251,803 balance due to the Sponsor was transferred into the Promissory Note. On May 30, 2025, $105,194 of these borrowings were repaid using proceeds not held in the Trust Account, resulting in a balance of $146,609, which was transferred into a Working Capital Loan on June 12, 2025. Following the repayment and transfer, the Promissory Note was settled in full, resulting in no balance as of March 31, 2026 or December 31, 2025, and no further borrowings are permitted under its terms.

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

On June 12, 2025, the Company entered into a Working Capital Loan with the Sponsor, pursuant to which the Company may borrow up to $450,000. The Working Capital Loan is non-interest bearing and matures on the earlier of (i) the date on which the business combination is consummated and (ii) the Company’s liquidation and is subject to conversion into units (as disclosed above). On June 12, 2025, the $146,609 balance on the Promissory Note was transferred into the Working Capital Loan, resulting in a $146,609 balance outstanding as of March 31, 2026 and December 31, 2025. As of March 31, 2026 and December 31, 2025, no Extension Loans were outstanding.

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

In addition, the Company issued to the representative of the underwriters an aggregate of 172,500 Class A ordinary shares for no cash consideration at the closing of the IPO (the “Representative Shares”).

On May 2, 2025, the underwriters exercised the over-allotment option in full to purchase 2,250,000 Units. As a result, the Company sold an additional 2,250,000 Units at $10.00 per Unit, generating gross proceeds to the Company of $22,500,000.

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of March 31, 2026, we have not identified any critical accounting policies or estimates.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of March 31, 2026, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our unaudited condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Co-Chief Executive Officers and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based upon their evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” of our Prospectus dated April 30, 2025, which could materially affect our business, financial condition or future results. There have been no material changes during our fiscal quarter ended March 31, 2026, to the risk factors that were included in the Prospectus.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 20, 2026	Copley Acquisition Corp

	By:	/s/ Francis Chi Yin Ng
Francis Chi Yin Ng
Co-Chief Executive Officer

By:	/s/ Menghan Zhang
Menghan Zhang
Chief Financial Officer, President