Form 10-Q
period 2026-06-30
Copley Acquisition Corp
filed 2026-08-17
CIK 2045473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 14, 2026, the registrant had a total of 16,431,401 Class A ordinary shares, $0.0001 par value, issued and outstanding and 5,750,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

COPLEY ACQUISITION CORP

COPLEY ACQUISITION CORP

CONDENSED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current Assets
Cash	$3,099	$67,568
Prepaid expenses - current	118,125	91,375
Total current assets	121,224	158,943
Investments held in Trust Account	181,099,044	177,971,442
Prepaid expenses - non-current	-	30,000
Total Assets	$181,220,268	$178,160,385

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$80,756	$90,426
Working capital loan - related party	441,609	146,609
Total current liabilities	522,365	237,035
Deferred underwriting fees	5,175,000	5,175,000
Total Liabilities	5,697,365	5,412,035

Commitments and Contingencies (Note 6)
Class A ordinary shares, $0.0001 par value; 17,250,000 shares subject to possible redemption at $10.50 and $10.32 per share as of June 30, 2026 and December 31, 2025, respectively	181,099,044	177,971,442
Shareholders’ Deficit
Preferred shares, $0.0001 par value; 1,500,000 shares authorized; none issued and outstanding as of June 30, 2026 and December 31, 2025	-	-
Class A ordinary shares, $0.0001 par value; 150,000,000 shares authorized; 728,393 shares issued and outstanding (excluding 17,250,000 shares subject to possible redemption) as of June 30, 2026 and December 31, 2025	73	73
Class B ordinary shares, $0.0001 par value; 15,000,000 shares authorized; 5,750,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025	575	575
Additional paid-in capital	-	-
Accumulated deficit	(5,576,789)	(5,223,740)
Total Shareholders’ Deficit	(5,576,141)	(5,223,092)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$181,220,268	$178,160,385

The accompanying notes are an integral part of these unaudited condensed financial statements.

COPLEY ACQUISITION CORP

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
General and administrative expenses	$88,500	$203,312	$353,819	$278,011
Loss from operations	(88,500)	(203,312)	(353,819)	(278,011)

Other income
Interest earned on investments held in Trust Account	1,573,751	1,115,253	3,127,602	1,115,253
Interest from the bank account	390	1,603	770	1,603
Net income	1,485,641	913,544	2,774,553	838,845

Basic and diluted weighted average ordinary shares outstanding, redeemable ordinary shares	17,250,000	11,373,626	17,250,000	5,718,232
Basic and diluted net income per share, redeemable ordinary shares	0.06	0.05	0.12	0.07
Basic and diluted weighted average ordinary shares outstanding, non-redeemable ordinary shares	6,478,393	6,230,259	6,478,393	5,991,456
Basic and diluted net income per share, non-redeemable ordinary shares	$0.06	$0.05	$0.12	$0.07

The accompanying notes are an integral part of these unaudited condensed financial statements.

COPLEY ACQUISITION CORP

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

(Unaudited)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2026	728,393	$73	5,750,000	$575	$-	$(5,223,740)	$(5,223,092)
Subsequent measurement of ordinary shares subject to possible redemption	-	-	-	-	-	(1,553,851)	(1,553,851)
Net income	-	-	-	-	-	1,288,912	1,288,912
Balance – March 31, 2026	728,393	73	5,750,000	575	-	(5,488,679)	(5,488,031)
Subsequent measurement of ordinary shares subject to possible redemption	-	-	-	-	-	(1,573,751)	(1,573,751)
Net income	-	-	-	-	-	1,485,641	1,485,641
Balance – June 30, 2026	728,393	$73	5,750,000	$575	$-	$(5,576,789)	$(5,576,141)

The accompanying notes are an integral part of these unaudited condensed financial statements.

COPLEY ACQUISITION CORP

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT - (Continued)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

(Unaudited)

	Ordinary Shares				Additional		Total
	Class A		Class B(1)		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2025	-	$-	5,750,000	$575	$24,425	$(68,787)	$(43,787)
Net loss	-	-	-	-	-	(74,699)	(74,699)
Balance – March 31, 2025	-	-	5,750,000	575	24,425	(143,486)	(118,486)
Sale of private placement units	555,893	56	-	-	4,093,694	-	4,093,750
Issuance of representative shares	172,500	17	-	-	322,558	-	322,575
Fair value of warrants included in public units	-	-	-	-	2,328,750	-	2,328,750
Allocated value of offering costs to public warrants and private placement units	-	-	-	-	(111,725)	-	(111,725)
Remeasurement of ordinary shares subject to possible redemption	-	-	-	-	(6,657,702)	(4,679,821)	(11,337,523)
Subsequent measurement of ordinary shares subject to possible redemption	-	-	-	-	-	(1,115,253)	(1,115,253)
Net income	-	-	-	-	-	913,544	913,544
Balance – June 30, 2025	728,393	$73	5,750,000	$575	$-	$(5,025,016)	$(5,024,368)

(1)	Includes 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 7). On May 2, 2025, the Company consummated its Initial Public Offering and sold 17,250,000 Units, including 2,250,000 Units sold pursuant to the full exercise of the underwriters’ option to purchase additional Units to cover the over-allotment, hence the 750,000 Class B ordinary shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

COPLEY ACQUISITION CORP

CONDENSED STATEMENTS OF CASH FLOW

(Unaudited)

	For the Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities
Net income	$2,774,553	$838,845
Adjustments to reconcile net income to net cash used in operating activities:
Income earned on investments held in Trust Account	(3,127,602)	(1,115,253)
Changes in operating assets and liabilities:
Prepaid expenses	3,250	(170,466)
Accrued expenses	(9,670)	60,129
Net cash used in operating activities	(359,469)	(386,745)

Cash Flows from Investing Activities
Cash deposited in trust account	-	(173,362,500)
Net cash used in investing activities	-	(173,362,500)

Cash Flows from Financing Activities
Proceeds received from initial public offering, gross	-	172,500,000
Proceeds received from issuance of private placement units	-	4,093,750
Offering costs paid	-	(2,578,791)
Proceeds from draw of promissory note	295,000	-
Repayment of promissory note - related party	-	(105,194)
Net cash provided by financing activities	295,000	173,909,765

Net change in cash	(64,469)	160,520
Cash - Beginning of period	67,568	-
Cash - End of period	3,099	160,520

Supplemental disclosure of noncash investing and financing activities:
Deferred offering costs included in accrued expenses	-	10,700
Deferred offering costs paid by related party	-	47,578
Accrued expenses paid by related party	-	131,452
Reclassification of due to related party into promissory note - related party	-	251,803
Reclassification of promissory note - related party into working capital loan – related party	-	146,609
Fair value of representative shares	-	322,575
Offering costs charged to additional paid-in capital	-	926,703
Proceeds allocated to warrants	-	2,328,750
Allocation of offering costs to ordinary shares subject to redemption	-	8,146,273
Remeasurement adjustment on ordinary shares subject to possible redemption	-	11,337,523
Subsequent measurement of ordinary shares subject to possible redemption	-	1,115,253
Deferred underwriting commissions	-	5,175,000
Reclassification of value for Class A ordinary shares	$-	$17,250,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

COPLEY ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

As of June 30, 2026, the Company had not yet commenced any operations. All activity for the period from November 26, 2024 (inception) through June 30, 2026 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and its search for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest and dividend income from the proceeds derived from the Initial Public Offering, which will be held in the Trust Account for potential redemption of the Public Shares (as described below). The Company has selected December 31 as its fiscal year end.

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

The Company has determined not to have a minimum net tangible asset requirement to consummate any Business Combination which could be subject to Rule 419 promulgated under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, if the Company seeks to consummate an initial Business Combination with a target business that imposes any type of working capital closing condition or requires the Company to have a minimum amount of funds available from the Trust Account upon consummation of such initial Business Combination, its net tangible asset threshold may limit the Company’s ability to consummate such initial Business Combination (as the Company may be required to have a lesser number of shares redeemed) and may force the Company to seek third party financing which may not be available on terms acceptable to the Company or at all. As a result, the Company may not be able to consummate such an initial Business Combination and the Company may not be able to locate another suitable target within the applicable time period, if at all.

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

On June 10, 2026, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) with Ignite Proteomics Holdings, Inc. (“Pubco”), Ignite Merger Sub I Inc., Ignite Merger Sub II LLC, Ignite Proteomics, LLC (“Ignite”), Jeffrey M. Busch, in his capacity as Seller Representative, and Chibo Tang, in his capacity as SPAC Representative. Pursuant to the Business Combination Agreement, the parties agreed to consummate a business combination transaction through a series of mergers and related transactions, including the domestication of the Company from the Cayman Islands to the State of Delaware. Following the completion of the transaction, Ignite and the Company are expected to become wholly owned subsidiaries of Pubco, which will be the publicly traded parent company. Under the terms of the Business Combination Agreement, the holders of equity interests of Ignite will receive aggregate merger consideration consisting of shares of Pubco common stock with an implied value of approximately $150.0 million, based on value of $10.00 per share. The transaction is subject to customary closing conditions, including approval by the Company’s shareholders, approval by Ignite’s equity holders, receipt of required regulatory approvals, satisfaction of minimum cash requirements and the completion of related financing arrangements.

The Business Combination Agreement contemplates that the combined company will have available financing at closing of at least $22.5 million and, on a best-efforts basis, up to $30.0 million, consisting of cash remaining in the trust account after redemptions and additional financing sources, including convertible notes, an equity line of credit and/or a standby equity purchase agreement. The financing structure includes a minimum of $7.5 million to be raised by Ignite and at least $15.0 million to be raised by the Company. In connection with the transaction, the Sponsor may become entitled to a $4.0 million earn-out cash payment upon the successful closing of the business combination, provided that the required SPAC financing has been funded or irrevocably committed prior to closing. The transaction also contemplates post-closing lock-up restrictions applicable to the Sponsor and former Ignite equity holders.

The completion of the proposed business combination is subject to numerous customary and negotiated closing conditions, including, among other things: (i) satisfaction of the minimum financing requirements, (ii) approval of the transaction by the Company’s shareholders and Ignite’s equity holders, (iii) effectiveness of the required registration statement and completion of applicable SEC and stock exchange review processes, (iv) receipt of required regulatory approvals and stock exchange listing approvals, (v) the absence of a material adverse effect affecting either party, and (vi) the accuracy of representations and warranties and compliance with covenants at closing.

The Business Combination Agreement contains customary termination rights, including the right of either party to terminate the agreement if the transactions contemplated thereby have not been consummated on or before September 30, 2026, subject to any extension permitted under the Business Combination Agreement. The Business Combination Agreement may also be terminated under certain customary circumstances, including by mutual written consent of the parties, upon the occurrence of certain governmental actions permanently prohibiting the transaction, upon certain uncured material breaches by either party that would result in a failure of a closing condition, upon the occurrence of a material adverse effect affecting Ignite, if the required shareholder approvals are not obtained, or if certain required audited financial statements are not delivered. Upon termination, the parties generally will have no further obligations under the Business Combination Agreement, other than certain surviving provisions, and neither party will have further liability except in cases involving fraud or willful breach.

As of June 30, 2026, the transaction had not been consummated and there can be no assurance that all closing conditions will be satisfied or waived, or that the proposed business combination will be completed on the terms contemplated by the Business Combination Agreement, or at all.

Going Concern Consideration

As of June 30, 2026, the Company had cash of $3,099 and a working capital deficit of $401,141. The Company has incurred and expects to continue to incur significant costs as a publicly traded company, to evaluate business opportunities, and to close on a Business Combination. Such costs will be incurred prior to generating any operating revenues. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 205-40, “Presentation of Financial Statements - Going Concern,” management had determined that the Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the unaudited condensed financial statements. Mandatory liquidation at the end of the Completion Window is a liquidity condition that raises substantial doubt about the Company’s ability to continue as a going concern.

In addition, the Company’s officers, directors and Sponsor may, but are not obligated to, provide additional Working Capital Loans to fund operating activities and transaction costs pending completion of the proposed Business Combination. As of June 30, 2026, the outstanding balance under the Working Capital Loan was $441,609.

On June 10, 2026, the Company entered into a Business Combination Agreement with Ignite Proteomics Holdings, Inc. and related parties. Completion of the proposed Business Combination is subject to a number of conditions, including minimum financing requirements. The Business Combination Agreement contemplates aggregate financing of at least $22.5 million and, on a best-efforts basis, up to $30.0 million, consisting of cash remaining in the Trust Account following shareholder redemptions and additional financing sources, including convertible notes, an equity line of credit and/or a standby equity purchase agreement. The financing structure contemplates a minimum of $15.0 million to be raised by the Company and at least $7.5 million to be raised by Ignite. The amount of cash available at closing will depend, in part, upon the level of shareholder redemptions and the Company’s ability to obtain the financing required by the Business Combination Agreement. There can be no assurance that these financing requirements will be satisfied or that the proposed Business Combination will be consummated.

If the Company is unable to complete the proposed Business Combination, obtain the required financing or otherwise raise sufficient liquidity, it may be required to curtail operations and seek alternative financing arrangements. Accordingly, management has determined that substantial doubt exists about the Company’s ability to continue as a going concern for a period of one year from the date these unaudited condensed financial statements are issued. The accompanying unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s latest audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 31, 2026. The interim results for the three and six months ended June 30, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

Warrant Instruments

The Company has accounted for the Public Warrants issued in connection with the Initial Public Offering and the Private Placement Warrants issued in the Private Placement in accordance with the guidance contained in ASC Topic 815, “Derivatives and Hedging.” Accordingly, the Company evaluated and has classified the warrant instruments under equity treatment at their assigned values. As of June 30, 2026 and December 31, 2025, there were 8,902,946 warrants outstanding, including 8,625,000 Public Warrants and 277,946 Private Placement Warrants.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2026 and December 31, 2025, the Company had cash of $3,099 and $67,568, respectively, and the Company had no cash equivalents as of June 30, 2026 or December 31, 2025.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of investments only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in dividends earned on investments held in Trust Account in the accompanying condensed statements of operations. The estimated fair value of investments held in the Trust Account is determined using available market information. As of June 30, 2026 and December 31, 2025, the Trust Account had a balance of $181,099,044 and $177,971,442, respectively. The interest earned from the Trust Account totaled $1,573,751 and $3,127,602 for three months and six months ended June 30, 2026, respectively.

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

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” The condensed statements of operations include a presentation of income per redeemable share and income per non-redeemable share following the two-class method of income per share. In order to determine the net income attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income allocable to both the redeemable shares and non-redeemable shares and the undistributed income is calculated using the total net income less any dividends paid. The Company then allocated the undistributed income ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. The calculation of diluted net income per share does not consider the effect of the Public Warrants or Private Placement Warrants since the exercise of the warrants is contingent upon the occurrence of a future event. As of June 30, 2026 and December 31, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per share is the same as basic net income per share for the periods presented.

The net income per share presented in the condensed statements of operations is based on the following:

	For the Three Months Ended June 30,
	2026		2025
	Redeemable Shares	Non-Redeemable Shares	Redeemable Shares	Non-Redeemable Shares
Particulars
Basic and diluted net income per share:
Weighted average shares outstanding	$17,250,000	$6,478,393	$11,373,626	$6,230,259
Ownership percentage	73%	27%	65%	35%
Numerators:
Allocation of net income	1,080,027	405,614	590,228	323,316

Denominators:
Weighted average shares outstanding	17,250,000	6,478,393	11,373,626	6,230,259
Basic and diluted net income per share	$0.06	$0.06	$0.05	$0.05

	For the Six Months Ended June 30,
	2026		2025
	Redeemable Shares	Non-Redeemable Shares	Redeemable Shares	Non-Redeemable Shares
Particulars
Basic and diluted net income per share:
Weighted average shares outstanding	$17,250,000	$6,478,393	$5,718,232	$5,991,456
Ownership percentage	73%	27%	49%	51%
Numerators:
Allocation of net income	2,017,037	757,516	409,636	429,209

Denominators:
Weighted average shares outstanding	17,250,000	6,478,393	5,718,232	5,991,456
Basic and diluted net income per share	$0.12	$0.12	$0.07	$0.07

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2026 or December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

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

Accordingly, as of June 30, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets, as reconciled in the following table:

Gross proceeds	$172,500,000
Less: Proceeds allocated to public warrants	(2,328,750)
Less: Public Shares issuance costs	(8,146,273)
Plus: Remeasurement of carrying value to redemption value	11,337,523
Class A ordinary shares subject to possible redemption, May 2, 2025	173,362,500
Plus: Subsequent measurement of ordinary shares subject to possible redemption	4,608,942
Class A ordinary shares subject to possible redemption, December 31, 2025	177,971,442
Plus: Subsequent measurement of ordinary shares subject to possible redemption	1,553,851
Class A ordinary shares subject to possible redemption, March 31, 2026	179,525,293
Plus: Subsequent measurement of ordinary shares subject to possible redemption	1,573,751
Class A ordinary shares subject to possible redemption, June 30, 2026	$181,099,044

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

Due to Related Party

The Sponsor paid certain formation, operating or deferred offering costs on behalf of the Company. These amounts are due on demand and non-interest bearing. During the period from November 26, 2024 (inception) through May 2, 2025, the Sponsor paid $276,803 on behalf of the Company, of which $25,000 was paid in exchange for the issuance of Founder Shares and $251,803 was transferred into the Promissory Note (as defined below). As of June 30, 2026 and December 31, 2025, no amounts were due to the related party.

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

On May 2, 2025, the $251,803 balance due to the Sponsor was transferred into the Promissory Note. On May 30, 2025, $105,194 of these borrowings was repaid using proceeds not held in the Trust Account, resulting in a balance of $146,609, which was transferred into a Working Capital Loan (as defined below) on June 12, 2025. Following the repayment and transfer, the Promissory Note was settled in full, resulting in no balance as of June 30, 2026 or December 31, 2025, and no further borrowings are permitted under its terms.

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

On June 12, 2025, the Company entered into a Working Capital Loan with the Sponsor, pursuant to which the Company may borrow up to $450,000. The Working Capital Loan is non-interest bearing and matures on the earlier of (i) the date on which the Business Combination is consummated and (ii) the Company’s liquidation and is subject to conversion into units (as disclosed above). On June 12, 2025, the outstanding balance of $146,609 under the Company’s promissory note was transferred into the Working Capital Loan. During the six months ended June 30, 2026, the Company received additional proceeds of $295,000 under the Working Capital Loan. As of June 30, 2026 and December 31, 2025, the outstanding balance of the Working Capital Loan was $441,609 and $146,609, respectively. No Extension Loans were outstanding as of June 30, 2026 or December 31, 2025.

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preferred Shares - The Company is authorized to issue 1,500,000 preferred shares, $0.0001 par value per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2026 and December 31, 2025, there were no preferred shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 150,000,000 Class A ordinary shares, $0.0001 par value per share. As of June 30, 2026 and December 31, 2025, there were 728,393 Class A ordinary shares issued and outstanding, excluding 17,250,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares - The Company is authorized to issue 15,000,000 Class B ordinary shares, $0.0001 par value per share. As of June 30, 2026 and 2025, there were 5,750,000 Class B ordinary shares issued and outstanding.

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

Warrants

As of June 30, 2026 and December 31, 2025, there were 8,902,946 warrants outstanding, including 8,625,000 Public Warrants and 277,946 Private Placement Warrants.

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

The following tables present information about the Company’s assets that are measured at fair value as of June 30, 2026 and December 31, 2025, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	As of June 30, 2026	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$181,099,044	$181,099,044	$-	$-

	As of December 31, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$177,971,442	$177,971,442	$-	$-

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

On June 10, 2026, the Company entered into a Business Combination Agreement with Ignite Proteomics Holdings, Inc., Ignite Proteomics, LLC and affiliated merger entities pursuant to which the parties agreed to consummate a business combination transaction, subject to the satisfaction of customary closing conditions and required approvals. Following completion of the proposed transaction, Ignite and the Company are expected to become wholly owned subsidiaries of a publicly traded parent company. As a result, the Company’s primary business activities are now focused on completing the proposed Business Combination and satisfying the required regulatory, financing and shareholder approval conditions necessary to close the transaction.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities, those necessary to prepare for the IPO and those related to identifying and evaluating an initial business combination target and, following execution of the Business Combination Agreement on June 10, 2026, activities associated with pursuing the proposed Business Combination with Ignite Proteomics, LLC, including transaction execution, regulatory filings, capital raising activities and shareholder approval processes. Following the IPO, we will not generate any operating revenues until after completion of our initial business combination. We generate non-operating income in the form of interest and dividend income on the proceeds derived from the IPO, which are held in the Trust Account (defined below). After the IPO, we incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses as we conduct due diligence on prospective business combination candidates.

For the three and six months ended June 30, 2026, we had a net income of $1,485,641 and $2,774,553 respectively which consisted primarily of dividends earned on marketable securities held in the Trust Account, partially offset by general and administrative expenses. For the three and six months ended June 30, 2025, we had a net income of $913,544 and $838,845, respectively, which consisted of general and administrative expenses.

Liquidity and Capital Resources

On May 2, 2025, we consummated our IPO of 15,000,000 units (the “Units”), at $10.00 per Unit, generating gross proceeds of $150,000,000. Simultaneously with the closing of our IPO, we consummated the sale of 499,643 Private Placement Units at a price of $10.00 per Private Placement Unit for the first 67,500 Private Placement Units purchased and at a price of $7.00 per Private Placement Unit for the remaining Private Placement Units in a private placement to our sponsor, Copley Acquisition Sponsors, LLC (the “Sponsor”), generating total gross proceeds of $3,700,000.

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

On June 10, 2026, the Company entered into a definitive Business Combination Agreement relating to a proposed business combination with Ignite Proteomics, LLC. Under the terms of the Business Combination Agreement, completion of the proposed transaction is subject to minimum financing requirements. The parties have agreed to seek aggregate transaction financing of at least $22.5 million, including a minimum of $15.0 million to be raised by the Company and at least $7.5 million to be raised by the target. Such financing may include cash remaining in the Trust Account following shareholder redemptions and additional financing arrangements, including convertible notes, an equity line of credit and/or a standby equity purchase agreement. The amount of cash ultimately available at closing will depend on, among other things, the level of shareholder redemptions and the Company’s ability to secure the required financing commitments.

Accordingly, the Company’s liquidity needs are no longer limited to operating expenses associated with identifying a target company, but also include funding transaction costs associated with consummating the proposed Business Combination and satisfying the financing conditions required under the Business Combination Agreement.

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

Going Concern Consideration

As of June 30, 2026, the Company had cash of $3,099 and a working capital deficit of $401,141. The Company has incurred and expects to continue to incur significant costs as a publicly traded company, to evaluate business opportunities, and to close on a Business Combination. Such costs will be incurred prior to generating any operating revenues. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, “Presentation of Financial Statements - Going Concern,” management had determined that the Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the condensed financial statements. Mandatory liquidation at the end of the completion window is a liquidity condition that raises substantial doubt about the Company’s ability to continue as a going concern.

In addition, the Company’s officers, directors and Sponsor may, but are not obligated to, provide additional Working Capital Loans to fund operating activities and transaction costs pending completion of the proposed Business Combination. As of June 30, 2026, the outstanding balance under the Working Capital Loan was $441,609.

On June 10, 2026, the Company entered into a Business Combination Agreement with Ignite Proteomics Holdings, Inc. and related parties. Completion of the proposed Business Combination is subject to a number of conditions, including minimum financing requirements. The Business Combination Agreement contemplates aggregate financing of at least $22.5 million and, on a best-efforts basis, up to $30.0 million, consisting of cash remaining in the Trust Account following shareholder redemptions and additional financing sources, including convertible notes, an equity line of credit and/or a standby equity purchase agreement. The financing structure contemplates a minimum of $15.0 million to be raised by the Company and at least $7.5 million to be raised by Ignite. The amount of cash available at closing will depend, in part, upon the level of shareholder redemptions and the Company’s ability to obtain the financing required by the Business Combination Agreement. There can be no assurance that these financing requirements will be satisfied or that the proposed Business Combination will be consummated.

If the Company is unable to complete the proposed Business Combination, obtain the required financing or otherwise raise sufficient liquidity, it may be required to curtail operations and seek alternative financing arrangements. Accordingly, management has determined that substantial doubt exists about the Company’s ability to continue as a going concern for a period of one year from the date these unaudited condensed financial statements are issued. The accompanying unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Due to Related Party

The Sponsor paid certain formation, operating or deferred offering costs on behalf of the Company. These amounts are due on demand and non-interest bearing. During the period from November 26, 2024 (inception) through May 2, 2025, the Sponsor paid $276,803 on behalf of the Company, of which $25,000 was paid in exchange for the issuance of Founder Shares and $251,803 was transferred into the Promissory Note. As of June 30, 2026 and December 31, 2025, no amounts were due to the related party.

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

On May 2, 2025, the $251,803 balance due to the Sponsor was transferred into the Promissory Note. On May 30, 2025, $105,194 of these borrowings were repaid using proceeds not held in the Trust Account, resulting in a balance of $146,609, which was transferred into a Working Capital Loan on June 12, 2025. Following the repayment and transfer, the Promissory Note was settled in full, resulting in no balance as of June 30, 2026 or December 31, 2025, and no further borrowings are permitted under its terms.

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

On June 12, 2025, the Company entered into a Working Capital Loan with the Sponsor, pursuant to which the Company may borrow up to $450,000. The Working Capital Loan is non-interest bearing and matures on the earlier of (i) the date on which the Business Combination is consummated and (ii) the Company’s liquidation and is subject to conversion into units (as disclosed above). On June 12, 2025, the outstanding balance of $146,609 under the Company’s promissory note was transferred into the Working Capital Loan. During the six months ended June 30, 2026, the Company received additional proceeds of $295,000 under the Working Capital Loan. As of June 30, 2026 and December 31, 2025, the outstanding balance of the Working Capital Loan was $441,609 and $146,609, respectively. No Extension Loans were outstanding as of June 30, 2026 or December 31, 2025.

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

Critical Accounting Estimates

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of June 30, 2026, we have not identified any critical accounting policies or estimates.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of June 30, 2026, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Co-Chief Executive Officers and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based upon their evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” contained in our (i) Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2026, and (ii) Prospectus dated April 30, 2025. As of the date of this Report, other than as set forth below, there have been no material changes with respect to those risk factors.

On June 10, 2026, we entered into a Business Combination Agreement with Ignite Proteomics, LLC (“Ignite”) and certain other parties, as more fully described in our Current Report on Form 8-K filed with the SEC on June 11, 2026. The proposed business combination is subject to numerous risks and uncertainties, including risks related to the satisfaction of closing conditions, receipt of required shareholder approvals, the level of redemptions by our public shareholders, and risks specific to the business of Ignite. There can be no assurance that the proposed business combination will be consummated on the terms or timeline currently contemplated, or at all.

A comprehensive discussion of risks related to the proposed business combination and the business of Ignite will be included in the registration statement on Form S-4 to be filed with the SEC in connection with the proposed transaction.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
2.1	Business Combination Agreement, dated as of June 10, 2026, by and among Copley Acquisition Corp, Ignite Proteomics, LLC, Ignite Proteomics Holdings, Inc., Ignite Merger Sub I Inc., Ignite Merger Sub II LLC, and the other parties thereto (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-42622) filed with the Securities and Exchange Commission on June 11, 2026).
10.1	Form of Seller Support Agreement, dated as of June 10, 2026, by and among Copley Acquisition Corp, Ignite Proteomics, LLC and the Holders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-42622) filed with the Securities and Exchange Commission on June 11, 2026).
10.2	Amendment to Letter Agreement, dated as of June 10, 2026, by and among Copley Acquisition Corp, Copley Acquisition Sponsors, LLC, Ignite Proteomics Holdings, Inc., Ignite Proteomics, LLC, and the other parties thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-42622) filed with the Securities and Exchange Commission on June 11, 2026).
10.3	Side Letter and Guaranty Agreement, dated as of June 10, 2026, by and between Aditxt Inc. and Copley Acquisition Corp (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-42622) filed with the Securities and Exchange Commission on June 11, 2026).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 17, 2026	Copley Acquisition Corp

	By:	/s/ Francis Chi Yin Ng
Francis Chi Yin Ng
Co-Chief Executive Officer

By:	/s/ Menghan Zhang
Menghan Zhang
Chief Financial Officer, President